Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1996-08-13
CIK 847384

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


                            Yes   X   No

         The total number of pages contained in this report is 14.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    140,684          37,215
  Receivable from Managing
   General Partner                                 60,077          73,754
                                                ---------       ---------
      Total current assets                        200,761         110,969
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,286,714       3,546,447
  Less accumulated depreciation,
    depletion and amortization                  2,337,000       2,281,000
                                                ---------       ---------
      Net oil and gas properties                  949,714       1,265,447
                                                ---------       ---------
                                             $  1,150,475       1,376,416
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        313             454
                                                ---------       ---------
Partners' equity:
  General partners                                (40,399)        (25,286)
  Limited partners                              1,190,561       1,401,248
                                                ---------       ---------
      Total partners' equity                    1,150,162       1,375,962
                                                ---------       ---------
                                             $  1,150,475       1,376,416
                                                =========       =========

PAGE

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   118,967     78,968    156,745    169,695
Interest                            1,929        366      2,747        606
                                  -------    -------    -------    -------
                                  120,896     79,334    159,492    170,301
                                  -------    -------    -------    -------

     Expenses

General and administrative         17,617     16,105     42,624     44,288
Depreciation, depletion and
  amortization                     31,000     43,000     56,000     89,000
                                  -------    -------    -------    -------
                                   48,617     59,105     98,624    133,288
                                  -------    -------    -------    -------
Net income                    $    72,279     20,229     60,868     37,013
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     9,295      5,691     10,518     11,341
                                  =======    =======    =======    =======
  General Partner             $     1,033        632      1,169      1,260
                                  =======    =======    =======    =======
  Limited Partners            $    61,951     13,906     49,181     24,412
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      6.33       1.42       5.03       2.50
                                  =======    =======    =======    =======

PAGE

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   170,269    183,689
  Cash paid to suppliers                                (42,630)   (44,523)
  Interest received                                       2,747        606
                                                        -------    -------
    Net cash provided by operating
      activities                                        130,386    139,772
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
    and gas properties                                  259,892      7,200
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (286,809)  (136,997)
                                                        -------    -------
Net increase in cash and cash equivalents               103,469      9,975

  Beginning of period                                    37,215     16,078
                                                        -------    -------
  End of period                                     $   140,684     26,053
                                                        =======    =======

                                                                (continued)

PAGE

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    60,868     37,013

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        56,000     89,000
    Decrease in receivables                              13,524     13,994
    Decrease in payables                                     (6)      (235)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   130,386    139,772
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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.52     16.30        26%
Average price per mcf of gas             $    1.76      1.05        68%
Oil production in barrels                    7,600    11,200       (32%)
Gas production in mcf                       44,200    41,500         7%
Income from net profits interests        $ 118,967    78,968        51%
Partnership distributions                $ 205,000    67,159       205%
Limited partner distributions            $ 184,500    60,759       204%
Per unit distribution to limited
 partners                                $   18.86      6.21       204%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $118,967 from $78,968 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 51%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 26%, or $4.22 per barrel, resulting in an increase of approximately $47,300 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 81% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 68%, or $.71 per mcf, resulting in an increase of approximately $29,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $76,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 3,600 barrels or 32% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $73,900 in income from net profits interests.

    Gas production increased approximately 2,700 mcf or 7% during the same period, resulting in an increase of approximately $4,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $69,100. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

3. Lease operating costs and production taxes were 23% lower, or approximately $33,300 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is primarily a result of property sales.

Costs and Expenses

Total costs and expenses decreased to $48,617 from $59,105 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 18%. The decrease is the result of a decline in depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 9% or approximately $1,500 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $31,000 for the quarter ended June 30, 1996 from $43,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.61     15.88        17%
Average price per mcf of gas             $    1.64      1.22        34%
Oil production in barrels                   15,700    22,300       (30%)
Gas production in mcf                       81,000    91,800       (12%)
Income from net profits interests        $ 156,745   169,695        (8%)
Partnership distributions                $ 286,668   137,159       109%
Limited partner distributions            $ 259,868   123,759       110%
Per unit distribution to limited
 partners                                $   26.57     12.65       110%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $156,745 from $169,695 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 8%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 17%, or $2.73 per barrel, resulting in an increase of approximately $60,900 in income from net profits interests. Oil sales represented 69% of total oil and gas sales during the six months ended June 30, 1996 as compared to 76% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $.42 per mcf, resulting in an increase of approximately $38,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $99,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 6,600 barrels or 30% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $122,800 in income from net profits interests.

    Gas production decreased approximately 10,800 mcf or 12% during the same period, resulting in a decrease of approximately $17,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $140,500. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

3. Lease operating costs and production taxes were 10% lower, or approximately $28,300 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is primarily a result of property sales.

Costs and Expenses

Total costs and expenses decreased to $98,624 from $133,288 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 26%. The decrease is the result of a decline in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,700 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $56,000 for the six months ended June 30, 1996 from $89,000 for the same period in 1995. This represents a decrease of 37%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

Cash flows provided by operating activities were approximately $130,400 in the six months ended June 30, 1996 as compared to approximately $139,800 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $259,900 in the six months ended June 30, 1996 as compared to approximately $7,200 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $286,800 in the six months ended June 30, 1996 as compared to approximately $137,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $286,668 of which $259,868 was distributed to the limited partners and $26,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.57. Total distributions during the six months ended June 30, 1995 were $137,159 of which $123,759 was distributed to the limited partners and $13,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $12.65.

The sources for the 1996 distributions of $286,668 were oil and gas operations of approximately $130,400 and the sale of oil and gas properties of approximately $259,900, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $137,159 were oil and gas operations of approximately $139,800 and the sale of oil and gas properties of approximately $7,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,612,206 have been made to the partners. As of June 30, 1996, $4,188,212 or $428.15 per limited partner unit has been distributed to the limited partners, representing an 86% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $200,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND IX-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996