Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1996-11-13
CIK 847384

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               ------------    ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     23,175          37,215
  Receivable from Managing
   General Partner                                 61,194          73,754
                                                ---------       ---------
      Total current assets                         84,369         110,969
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,286,714       3,546,447
  Less accumulated depreciation,
   depletion and amortization                   2,365,000       2,281,000
                                                ---------       ---------
      Net oil and gas properties                  921,714       1,265,447
                                                ---------       ---------
                                             $  1,006,083       1,376,416
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        478             454
                                                ---------       ---------
Partners' equity:
  General partners                                (52,055)        (25,286)
  Limited partners                              1,057,660       1,401,248
                                                ---------       ---------
      Total partners' equity                    1,005,605       1,375,962
                                                ---------       ---------
                                             $  1,006,083       1,376,416
                                                =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    49,881     42,533    206,627    212,228
Interest                              828        283      3,576        890
                                  -------    -------    -------    -------
                                   50,709     42,816    210,203    213,118
                                  -------    -------    -------    -------

     Expenses

General and administrative         17,267     17,121     59,892     61,409
Depreciation, depletion and
 amortization                      28,000     39,000     84,000    128,000
                                  -------    -------    -------    -------
                                   45,267     56,121    143,892    189,409
                                  -------    -------    -------    -------
Net income (loss)             $     5,442    (13,305)    66,311     23,709
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     3,010      2,313     13,528     13,654
                                  =======    =======    =======    =======
  General Partner             $       334        257      1,503      1,517
                                  =======    =======    =======    =======
  Limited Partners            $     2,098    (15,875)    51,280      8,538
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $       .21      (1.62)      5.24        .87
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   219,034    249,238
  Cash paid to suppliers                                (59,898)   (62,064)
  Interest received                                       3,576        890
                                                        -------    -------
    Net cash provided by operating
     activities                                         162,712    188,064
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas properties                                   259,892      9,219
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (436,644)  (174,451)
                                                        -------    -------
Net increase (decrease) in
 cash and cash equivalents                              (14,040)    22,832

  Beginning of period                                    37,215     16,078
                                                        -------    -------
  End of period                                     $    23,175     38,910
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $    66,311     23,709

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        84,000    128,000
    Decrease in receivables                              12,407     37,010
    Decrease in payables                                     (6)      (655)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   162,712    188,064
                                                        =======    =======

Supplemental schedule of noncash investing activities:

    Oil and gas properties included in
     accounts receivable                            $       -        2,019
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.66     14.68        41%
Average price per mcf of gas             $    1.66      1.08        54%
Oil production in barrels                    6,800    10,400       (35%)
Gas production in mcf                       40,200    42,000        (4%)
Income from net profits interests        $  49,881    42,533        17%
Partnership distributions                $ 150,000    37,419       301%
Limited partner distributions            $ 135,000    33,879       298%
Per unit distribution to limited
 partners                                $   13.80      3.46       298%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $49,881 from $42,533 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 17%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 41%, or $5.98 per barrel, resulting in an increase of approximately $62,200 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 77% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 54%, or $.58 per mcf, resulting in an increase of approximately $24,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $86,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,600 barrels or 35% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $74,400 in income from net profits interests.

    Gas production decreased approximately 1,800 mcf or 4% during the same period, resulting in a decrease of approximately $3,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $77,400. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

3. Lease operating costs and production taxes were 1% higher, or approximately $1,200 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $45,267 from $56,121 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 19%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $28,000 for the quarter ended September 30, 1996 from $39,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----     ----------

Average price per barrel of oil          $   19.23     15.50        24%
Average price per mcf of gas             $    1.65      1.18        40%
Oil production in barrels                   22,500    32,700       (31%)
Gas production in mcf                      121,200   133,800        (9%)
Income from net profits interests        $ 206,627   212,228        (3%)
Partnership distributions                $ 436,668   174,578       150%
Limited partner distributions            $ 394,868   157,638       150%
Per unit distribution to limited
 partners                                $   40.37     16.12       150%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $206,627 from $212,228 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 3%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 24%, or $3.73 per barrel, resulting in an increase of approximately $122,000 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 76% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $.47 per mcf, resulting in an increase of approximately $62,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $184,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,200 barrels or 31% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $196,100 in income from net profits interests.

    Gas production decreased approximately 12,600 mcf or 9% during the same period, resulting in a decrease of approximately $20,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $216,900. The decrease is a result of property sales, a well being shut-in during 1996 and scale damage to two wells.

3. Lease operating costs and production taxes were 6% lower, or approximately $27,000 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $143,892 from $189,409 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 24%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,500 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $84,000 for the nine months ended September 30, 1996 from $128,000 for the same period in 1995. This represents a decrease of 34%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $162,700 in the nine months ended September 30, 1996 as compared to approximately $188,100 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $259,900 in the nine months ended September 30, 1996 as compared to approximately $9,200 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $436,600 in the nine months ended September 30, 1996 as compared to approximately $174,500 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $436,668 of which $394,868 was distributed to the limited partners and $41,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $40.37. Total distributions during the nine months ended September 30, 1995 were $174,578 of which $157,638 was distributed to the limited partners and $16,940 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $16.12.

The sources for the 1996 distributions of $436,668 were oil and gas operations of approximately $162,700 and the sale of oil and gas properties of approximately $259,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $174,578 were oil and gas operations of approximately $188,100 and the sale of oil and gas properties of approximately $9,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,762,206 have been made to the partners. As of September 30, 1996, $4,323,212 or $441.96 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $83,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND IX-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996