Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1997-05-13
CIK 847384

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     30,868         13,489
 Receivable from Managing General Partner           63,921        148,536
                                                 ---------      ---------
    Total current assets                            94,789        162,025
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,286,714      3,286,714
  Less accumulated depreciation,
   depletion and amortization                    2,376,000      2,356,000
                                                 ---------      ---------
    Net oil and gas properties                     910,714        930,714
                                                 ---------      ---------
                                              $  1,005,503      1,092,739
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                         $        409            378
 Accounts payable                                    5,000            -
                                                 ---------      ---------
    Total current liabilities                        5,409            378
                                                 ---------      ---------
Partners' equity:
 General partners                                  (51,506)       (44,279)
 Limited partners                                1,051,600      1,136,640
                                                 ---------      ---------
    Total partners' equity                       1,000,094      1,092,361
                                                 ---------      ---------
                                              $  1,005,503      1,092,739
                                                 =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   134,810     37,778
Interest                                                    383        818
                                                        -------    -------
                                                        135,193     38,596
                                                        -------    -------
  Expenses

General and administrative                               24,460     25,007
Depreciation, depletion and amortization                 20,000     25,000
                                                        -------    -------
                                                         44,460     50,007
                                                        -------    -------
Net income (loss)                                   $    90,733    (11,411)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     9,966      1,223
                                                        =======    =======
 General partner                                    $     1,107        136
                                                        =======    =======
 Limited partners                                   $    79,660    (12,770)
                                                        =======    =======
  Per limited partner unit                          $      8.14      (1.31)
                                                        =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   219,425     68,463
 Cash paid to suppliers                                 (19,460)   (19,463)
 Interest received                                          383        818
                                                       --------    -------
  Net cash provided by operating activities             200,348     49,818
                                                       --------    -------
Cash flows provided by investing activities:

 Sale of oil and gas properties                             -      259,703
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (182,969)   (81,996)
                                                       --------    -------
Net increase in cash and cash equivalents                17,379    227,525

 Beginning of period                                     13,489     37,215
                                                       --------    -------
 End of period                                      $    30,868    264,740
                                                       ========    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    90,733    (11,411)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               20,000     25,000
  Decrease in receivables                                84,615     30,685
  Increase in payables                                    5,000      5,544
                                                        -------    -------
Net cash provided by operating activities           $   200,348     49,818
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   19.21     16.83      14%
Average price per mcf of gas              $    2.17      1.50      45%
Oil production in barrels                     7,800     8,100      (4%)
Gas production in mcf                        49,800    36,800      35%
Income from net profits interests         $ 134,810    37,778     257%
Partnership distributions                 $ 183,000    81,668     124%
Limited partner distributions             $ 164,700    75,368     119%
Per unit distribution to limited
 partners                                 $   16.84      7.70     119%
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $134,810 from $37,778 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 257%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 14%, or $2.38 per barrel, resulting in an increase of approximately $19,300 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 71% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 45%, or $.67 per mcf, resulting in an increase of approximately $24,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $44,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 4% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $5,800 in income from net profits interests.

    Gas production increased approximately 13,000 mcf or 35% during the same period, resulting in an increase of approximately $28,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $22,400. The increase in gas production is primarily due to the re-opening of a previously shut-in gas well.

3. Lease operating costs and production taxes were 20% lower, or approximately $31,100 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily a result of property sales during the first quarter of 1996.

Costs and Expenses

Total costs and expenses decreased to $44,460 from $50,007 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 11%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $20,000 for the quarter ended March 31, 1997 from $25,000 for the same period in 1996. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $200,300 in the quarter ended March 31, 1997 as compared to approximately $49,800 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1997 as compared to approximately $259,700 in the quarter ended March 31, 1996.

Cash flows used in financing activities were approximately $183,000 in the quarter ended March 31, 1997 as compared to approximately $82,000 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $183,000 of which $164,700 was distributed to the limited partners and $18,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.84. Total distributions during the quarter ended March 31, 1996 were $81,668 of which $75,368 was distributed to the limited partners and $6,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $7.70.

The source for the 1997 distributions of $183,000 was oil and gas operations of approximately $200,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $81,668 were oil and gas operations of approximately $49,800 and the sale of oil and gas properties of approximately $259,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,058,206 have been made to the partners. As of March 31, 1997, $4,589,612 or $469.19 per limited partner unit has been distributed to the limited partners, representing a 94% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $89,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997