Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1997-08-15
CIK 847384

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      3,415          13,489
 Receivable from Managing General Partner          86,241         148,536
                                                ---------       ---------
    Total current assets                           89,656         162,025
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,286,714       3,286,714
  Less accumulated depreciation,
   depletion and amortization                   2,394,000       2,356,000
                                                ---------       ---------
    Net oil and gas properties                    892,714         930,714
                                                ---------       ---------
                                             $    982,370       1,092,739
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        343             -
 Distributions payable                                419             378
                                                ---------       ---------
    Total current liabilities                         762             378
                                                ---------       ---------

Partners' equity:
 General partners                                 (51,554)        (44,279)
 Limited partners                               1,033,162       1,136,640
                                                ---------       ---------
    Total partners' equity                        981,608       1,092,361
                                                ---------       ---------
                                             $    982,370       1,092,739
                                                =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $    92,105    118,967    226,914    156,745
Interest                              297      1,929        680      2,747
                                   ------    -------    -------    -------
                                   92,402    120,896    227,594    159,492
                                   ------    -------    -------    -------

  Expenses

General and administrative         17,888     17,617     42,347     42,624
Depreciation, depletion and
 amortization                      18,000     31,000     38,000     56,000
                                   ------    -------    -------    -------
                                   35,888     48,617     80,347     98,624
                                   ------    -------    -------    -------
Net income                    $    56,514     72,279    147,247     60,868
                                   ======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     6,706      9,295     16,673     10,518
                                   ======    =======    =======    =======
 General Partner              $       745      1,033      1,852      1,169
                                   ======    =======    =======    =======
 Limited partners             $    49,063     61,951    128,722     49,181
                                   ======    =======    =======    =======
  Per limited partner unit    $      5.02       6.33      13.16       5.03
                                   ======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   289,209    170,269
 Cash paid to suppliers                                 (42,004)   (42,630)
 Interest received                                          680      2,747
                                                       --------    -------
  Net cash provided by operating activities             247,885    130,386
                                                       --------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                -      259,892
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (257,959)  (286,809)
                                                       --------    -------
Net increase (decrease) in cash and cash
 equivalents                                            (10,074)   103,469

 Beginning of period                                     13,489     37,215
                                                       --------    -------
 End of period                                      $     3,415    140,684
                                                       ========    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                             $  147,247    60,868

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                 38,000    56,000
  Decrease in receivables                                  62,295    13,524
  Increase (decrease) in payables                             343        (6)
                                                          -------   -------
Net cash provided by operating activities              $  247,885   130,386
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.69     20.52        (9%)
Average price per mcf of gas             $    1.80      1.76         2%
Oil production in barrels                    7,500     7,600        (1%)
Gas production in mcf                       46,300    44,200         5%
Income from net profits interests        $  92,105   118,967       (23%)
Partnership distributions                $  75,000   205,000       (63%)
Limited partner distributions            $  67,500   184,500       (63%)
Per unit distribution to limited
 partners                                $    6.90     18.86       (63%)
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $92,105 from $118,967 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 23%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 9%, or $1.83 per barrel, resulting in a decrease of approximately $13,900 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 67% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.04 per mcf, resulting in an increase of approximately $1,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 1% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $1,900 in income from net profits interests.

    Gas production increased approximately 2,100 mcf or 5% during the same period, resulting in an increase of approximately $3,800 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $1,900.

3. Lease operating costs and production taxes were 15% higher, or approximately $17,100 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to workovers performed on two wells during the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses decreased to $35,888 from $48,617 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 26%. The decrease is a result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $300 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $18,000 for the quarter ended June 30, 1997 from $31,000 for the same period in 1996. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in oil and gas revenue.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.83     18.61         1%
Average price per mcf of gas             $    1.91      1.64        16%
Oil production in barrels                   15,400    15,700        (2%)
Gas production in mcf                      100,000    81,000        23%
Income from net profits interests        $ 226,914   156,745        45%
Partnership distributions                $ 258,000   286,668       (10%)
Limited partner distributions            $ 232,200   259,868       (11%)
Per unit distribution to limited
 partners                                $   23.74     26.57       (11%)
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $226,914 from $156,745 for the six months ended June 30, 1997 and 1996, respectively, an increase of 45%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 1%, or $.22 per barrel, resulting in an increase of approximately $3,500 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the six months ended June 30, 1997 as compared to 69% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.27 per mcf, resulting in an increase of approximately $21,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 2% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $5,600 in income from net profits interests.

    Gas production increased approximately 19,000 mcf or 23% during the same period, resulting in an increase of approximately $36,300 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $30,700. The increase in gas production is primarily due to the re-opening of a previously shut-in gas well.

3. Lease operating costs and production taxes were 5% lower, or approximately $14,000 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $80,347 from $98,624 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 19%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $38,000 for the six months ended June 30, 1997 from $56,000 for the same period in 1996. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $247,900 in the six months ended June 30, 1997 as compared to approximately $130,400 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to approximately $259,900 in the six months ended June 30, 1996.

Cash flows used in financing activities were approximately $258,000 in the six months ended June 30, 1997 as compared to approximately $286,800 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $258,000 of which $232,200 was distributed to the limited partners and $25,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $23.74. Total distributions during the six months ended June 30, 1996 were $286,668 of which $259,868 was distributed to the limited partners and $26,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.57.

The source for the 1997 distributions of $258,000 was oil and gas operations of approximately $247,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $286,668 were oil and gas operations of approximately $130,400 and the sale of oil and gas properties of approximately $259,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,133,206 have been made to the partners. As of June 30, 1997, $4,657,112 or $476.09 per limited partner unit has been distributed to the limited partners, representing a 95% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $88,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date: August 15, 1997