Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1997-11-14
CIK 847384

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    9,313         13,489
 Receivable from Managing General Partner           7,924        148,536
---------                                      ---------
     Total current assets                          17,237        162,025
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,286,714      3,286,714
  Less accumulated depreciation,
   depletion and amortization                   2,410,000      2,356,000
                                                ---------      ---------
     Net oil and gas properties                   876,714        930,714
                                                ---------      ---------
                                               $  893,951      1,092,739
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      404            378
                                                ---------      ---------
Partners' equity
 General partners                                (58,760)       (44,279)
 Limited partners                                 952,307      1,136,640
                                                ---------      ---------
     Total partners' equity                       893,547      1,092,361
                                                ---------      ---------
                                               $  893,951      1,092,739
                                                =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    31,799    49,881     258,714   206,627
Interest                             280       828         960     3,576
                                  ------    ------     -------   -------
                                  32,079    50,709     259,674   210,203
                                  ------    ------     -------   -------
Expenses

General and administrative        17,140    17,267      59,488    59,892
Depreciation, depletion and
 amortization                     16,000    28,000      54,000    84,000
                                  ------    ------     -------   -------
                                  33,140    45,267     113,488   143,892
                                  ------    ------     -------   -------
Net income (loss)            $   (1,061)     5,442     146,186    66,311
                                  ======    ======     =======   =======


Net income (loss) allocated to:

 Managing General Partner    $     1,345     3,010      18,017    13,528
                                  ======    ======     =======   =======
 General Partner             $       149       334       2,002     1,503
                                  ======    ======     =======   =======
 Limited Partners            $   (2,555)     2,098     126,167    51,280
                                  ======    ======     =======   =======
  Per limited partner unit   $      (.26)      .21        12.90     5.24
                                  ======    ======     =======   =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  399,326    219,034
 Cash paid to suppliers                              (59,488)   (59,898)
 Interest received                                        960      3,576
                                                      -------    -------

  Net cash provided by operating activities           340,798    162,712
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  properties                                                -    259,892
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (344,974)  (436,644)
                                                      -------    -------
Net decrease in cash and cash equivalents             (4,176)   (14,040)

 Beginning of period                                   13,489     37,215
                                                      -------    -------
 End of period                                     $    9,313     23,175
=======                                            =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  146,186     66,311

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              54,000     84,000
 Decrease in receivables                              140,612     12,407
 Decrease in payables                                       -        (6)
                                                      -------    -------
Net cash provided by operating activities          $  340,798    162,712
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.62     20.66    (15%)
Average price per mcf of gas               $    1.72      1.66       4%
Oil production in barrels                      7,000     6,800       3%
Gas production in mcf                         46,500    40,200      16%
Income from net profits interests          $  31,799    49,881    (36%)
Partnership distributions                  $  87,000   150,000    (42%)
Limited partner distributions              $  78,300   135,000    (42%)
Per unit distribution to limited partners  $    8.00     13.80    (42%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $31,799 from $49,881 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 36%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 15%, or $3.04 per barrel, resulting in a decrease of approximately $20,700 in income from net profits interests. Oil sales represented 61% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 68% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.06 per mcf, resulting in an increase of approximately $2,400 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $18,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 3% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in an increase of approximately $3,500 in income from net profits interests.

    Gas production increased approximately 6,300 mcf or 16% during the same period, resulting in an increase of approximately $10,800 in income from net profits interests.

    The  total  increase in income from net profits interests  due  to  the change in production is approximately $14,300. The increase is primarily attributable to workovers performed on two wells during the quarter ended June 30, 1997.

3.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $14,000 more during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $33,140 from $45,267 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 27%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $16,000 for the quarter ended September 30, 1997 from $28,000 for the same period in 1996. This represents a decrease of 43%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, the decline in gross oil and gas revenues and property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.45     19.23     (4%)
Average price per mcf of gas               $    1.85      1.65      12%
Oil production in barrels                     22,400    22,500        -
Gas production in mcf                        146,500   121,200      21%
Income from net profits interests          $ 258,714   206,627      25%
Partnership distributions                  $ 345,000   436,668    (21%)
Limited partner distributions              $ 310,500   394,868    (21%)
Per unit distribution to limited partners  $   31.74     40.37    (21%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $258,714 from $206,627 for the nine months ended September 30, 1997 and 1996, respectively, an increase of 25%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.78 per barrel, resulting in a decrease of approximately $17,600 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 68% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.20 per mcf, resulting in an increase of approximately $24,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $6,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or less than 1% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $1,800 in income from net profits interests.

    Gas production increased approximately 25,300 mcf or 21% during the same period, resulting in an increase of approximately $46,800 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $45,000. The increase in gas production is primarily attributable to workovers performed on two wells during the quarter ended June 30, 1997 and the re-opening of a previously shut-in gas well during the quarter ended December 31, 1996.

3. Lease operating costs and production taxes were less than 1% higher, or approximately $40 more during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $113,488 from $143,892 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 21%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $54,000 for the nine months ended September 30, 1997 from $84,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and property sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $340,800 in the nine months ended September 30, 1997 as compared to approximately $162,700 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to approximately $259,900 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $345,000 in the nine months ended September 30, 1997 as compared to approximately $436,700 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $345,000 of which $310,500 was distributed to the limited partners and $34,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $31.74. Total distributions during the nine months ended September 30, 1996 were $436,668 of which $394,868 was distributed to the limited partners and $41,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $40.37.

The source for the 1997 distributions of $345,000 was oil and gas operations of approximately $340,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $436,668 were oil and gas operations of approximately $162,700 and the sale of oil and gas properties of approximately $259,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,220,206 have been made to the partners. As of September 30, 1997, $4,735,412 or $484.09 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $16,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997