Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1998-05-13
CIK 847384

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                  March 31,    December 31,
                                                     1998          1997
                                                  ---------    ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      9,242         29,956
 Receivable from Managing General Partner           28,951         83,386
                                                 ---------      ---------
    Total current assets                            38,193        113,342
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,286,714      3,286,714
  Less accumulated depreciation,
   depletion and amortization                    2,495,000      2,474,000
                                                 ---------      ---------
    Net oil and gas properties                     791,714        812,714
                                                 ---------      ---------
                                              $    829,907        926,056
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Distribution payable      $        334            245
                                                 ---------      ---------
Partners' equity:
 General partners                                 (56,658)       (49,134)
 Limited partners                                  886,231        974,945
                                                 ---------      ---------
    Total partners' equity                         829,573        925,811
                                                 ---------      ---------
                                              $    829,907        926,056
                                                 =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
  Revenues

Income from net profits interests                   $    47,332    134,810
Interest                                                    519        383
                                                        -------    -------
                                                         47,851    135,193
                                                        -------    -------
  Expenses

General and administrative                               26,089     24,460
Depreciation, depletion and amortization                 21,000     20,000
                                                        -------    -------
                                                         47,089     44,460
                                                        -------    -------
Net income                                          $       762     90,733
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     1,958      9,966
                                                        =======    =======
 General partner                                    $       218      1,107
                                                        =======    =======
 Limited partners                                   $   (1,414)     79,660
                                                        =======    =======
  Per limited partner unit                          $     (.14)       8.14
                                                        =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    94,581    219,425
 Cash paid to suppliers                                (18,903)   (19,460)
 Interest received                                          519        383
                                                       --------    -------
  Net cash provided by operating activities              76,197    200,348
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (96,911)  (182,969)
                                                       --------    -------
Net (decrease)increase in cash and cash equivalents    (20,714)     17,379

 Beginning of period                                     29,956     13,489
                                                       --------    -------
 End of period                                      $     9,242     30,868
                                                       ========    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $       762     90,733

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               21,000     20,000
  Decrease in receivables                                47,249     84,615
  Increase in payables                                    7,186      5,000
                                                        -------    -------
Net cash provided by operating activities           $    76,197    200,348
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              1998      1997     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   14.15     19.21    (27%)
Average price per mcf of gas              $    1.47      2.17    (33%)
Oil production in barrels                     6,700     7,800    (15%)
Gas production in mcf                        40,300    49,800    (19%)
Income from net profits interests         $  47,332   134,810    (65%)
Partnership distributions                 $  97,000   183,000    (47%)
Limited partner distributions             $  87,300   164,700    (47%)
Per unit distribution to limited
 partners                                 $    8.92     16.84    (47%)
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $47,332 from $134,810 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 65%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 27%, or $5.06 per barrel, resulting in a decrease of approximately $39,500 in income from net profits interests. Oil sales represented 62% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 58% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 33%, or $.70 per mcf, resulting in a decrease of approximately $34,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 15% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $15,600 in income from net profits interests.

    Gas production decreased approximately 9,500 mcf or 19% during the same period, resulting in a decrease of approximately $13,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $29,500. The decrease in gas production is primarily due to an unsuccessful workover on one gas well.

3. Lease operating costs and production taxes were 14% lower, or approximately $16,400 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease is primarily a result of pulling expense incurred during the first quarter of 1997.

Costs and Expenses

Total costs and expenses increased to $47,089 from $44,460 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 6%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $1,600 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense increased to $21,000 for the quarter ended March 31, 1998 from $20,000 for the same period in 1997. This represents an increase of 5%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $76,200 in the quarter ended March 31, 1998 as compared to approximately $200,300 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarters ended March 31, 1998 and March 31, 1997.

Cash flows used in financing activities were approximately $96,900 in the quarter ended March 31, 1998 as compared to approximately $183,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $97,000 of which $87,300 was distributed to the limited partners and $9,700 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $8.92. Total distributions during the quarter ended March 31, 1997 were $183,000 of which $164,700 was distributed to the limited partners and $18,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.84.

The source for the 1998 distributions of $96,900 was oil and gas operations of approximately $76,200. The source for the 1997 distributions of $183,000 was oil and gas operations of approximately $200,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,388,706 have been made to the partners. As of March 31, 1998, $4,887,062 or $499.60 per limited partner unit has been distributed to the limited partners, representing a 99% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $37,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998