Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1998-08-13
CIK 847384

12 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     64,370          29,956
 Receivable from Managing General Partner          35,462          83,386
                                                ---------       ---------
    Total current assets                           99,832         113,342
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,183,393       3,286,714
  Less accumulated depreciation,
   depletion and amortization                   2,519,000       2,474,000
                                                ---------       ---------
    Net oil and gas properties                    664,393         812,714
                                                ---------       ---------
                                             $    764,225         926,056
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        158             245
                                                ---------       ---------
Partners' equity:
 General partners                                (59,367)        (49,134)
 Limited partners                                 823,434         974,945
                                                ---------       ---------
    Total partners' equity                        764,067         925,811
                                                ---------       ---------
                                             $    764,225         926,056
                                                =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    52,308     92,105     99,640    226,914
Interest                              391        297        910        680
                                   ------    -------    -------    -------
                                   52,699     92,402    100,550    227,594
                                   ------    -------    -------    -------

  Expenses

General and administrative         21,300     17,888     47,389     42,347
Depreciation, depletion and
 amortization                      24,000     18,000     45,000     38,000
                                   ------    -------    -------    -------
                                   45,300     35,888     92,389     80,347
                                   ------    -------    -------    -------
Net income                    $     7,399     56,514      8,161    147,247
                                   ======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     2,827      6,706      4,785     16,673
                                   ======    =======    =======    =======
 General Partner              $       314        745        532      1,852
                                   ======    =======    =======    =======
 Limited partners             $     4,258     49,063      2,844    128,722
                                   ======    =======    =======    =======
  Per limited partner unit    $       .44       5.02        .29      13.16
                                   ======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   143,694    289,209
 Cash paid to suppliers                                (43,518)   (42,004)
 Interest received                                          910        680
                                                       --------    -------
  Net cash provided by operating activities             101,086    247,885
                                                       --------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                            103,320          -
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                            (169,992)  (257,959)
                                                       --------    -------
Net increase (decrease) in cash and cash
 equivalents                                             34,414   (10,074)

 Beginning of period                                     29,956     13,489
                                                       --------    -------
 End of period                                      $    64,370      3,415
                                                       ========    =======
                                                               (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net cash provided by operating activities:

Net income                                             $    8,161   147,247

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                 45,000    38,000
  Decrease in receivables                                  44,054    62,295
  Increase in payables                                      3,871       343
                                                          -------   -------
Net cash provided by operating activities              $  101,086   247,885
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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership may undergo an increase 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.53     18.69     (33%)
Average price per mcf of gas             $     1.75      1.80      (3%)
Oil production in barrels                     8,300     7,500       11%
Gas production in mcf                        33,700    46,300     (27%)
Income from net profits interests        $   52,308    92,105     (43%)
Partnership distributions                $   72,904    75,000      (3%)
Limited partner distributions            $   67,054    67,500      (1%)
Per unit distribution to limited
 partners                                $     6.85      6.90      (1%)
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $52,308 from $92,105 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 43%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 33%, or $6.16 per barrel, resulting in a decrease of approximately $46,200 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 63% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.05 per mcf, resulting in a decrease of approximately $2,315 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $48,515. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 11% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in an increase of approximately $10,024 in income from net profits interests.

    Gas production decreased approximately 12,600 mcf or 27% during the same period, resulting in a decrease of approximately $22,050 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $12,026. The decrease in gas production is due primarily to a farm-out agreement on one well which decreased the partnerships ownership percentage and one well which experienced downtime in the second quarter of 1997 and then a sharp decline in production.

3. Lease operating costs and production taxes were 16% lower, or approximately $20,472 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to workovers performed on two wells during the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $45,300 from $35,888 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 26%. The increase is a result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 19% or approximately $3,412 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

2. Depletion expense increased to $24,000 for the quarter ended June 30, 1998 from $18,000 for the same period in 1997. This represents an increase of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997 and the decline in oil and gas revenue.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   13.26     18.83       (30%)
Average price per mcf of gas             $    1.60      1.91       (16%)
Oil production in barrels                   15,000    15,400        (3%)
Gas production in mcf                       74,000   100,000       (26%)
Income from net profits interests        $  99,640   226,914       (56%)
Partnership distributions                $ 169,904   258,000       (34%)
Limited partner distributions            $ 154,354   232,200       (34%)
Per unit distribution to limited
 partners                                $   15.78     23.74       (34%)
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $99,640 from $226,914 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 56%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 30%, or $5.57 per barrel, resulting in a decrease of approximately $85,778 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the six months ended June 30, 1998 as compared to 60% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.31 per mcf, resulting in a decrease of approximately $31,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $116,778. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 3% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $5,304 in income from net profits interests.

    Gas production decreased approximately 26,000 mcf or 26% during the same period, resulting in a decrease of approximately $41,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $46,904. The decrease in gas production is due primarily to a farm-out agreement on one well which decreased the partnerships ownership percentage and one well which experienced downtime in the second quarter of 1997 and then a sharp decline in production.

3.  Lease  operating  costs  and  production  taxes  were  15%  lower,   or
    approximately $36,900 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $92,389 from $80,347 for the six months ended June 30, 1998 and 1997, respectively, an increase of 15%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $5,042 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

2. Depletion expense increased to $45,000 for the six months ended June 30, 1998 from $38,000 for the same period in 1997. This represents an increase of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $101,100 in the six months ended June 30, 1998 as compared to approximately $247,900 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flow provided by investing activities were approximately $103,300 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997. The primary source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $170,000 in the six months ended June 30, 1998 as compared to approximately $258,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $169,904 of which $154,354 was distributed to the limited partners and $15,550 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $15.78. Total distributions during the six months ended June 30, 1997 were $258,000 of which $232,200 was distributed to the limited partners and $25,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $23.74.

The sources for the 1998 distributions of $169,904 were oil and gas operations of approximately $101,100 and the sale of oil and gas properties of approximately $103,300, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $258,000 was oil and gas operations of approximately $247,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,461,610 have been made to the partners. As of June 30, 1998, $4,954,116 or $506.45 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $99,674 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1998.

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

Date: August 15, 1998