Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1998-11-12
CIK 847384

Page 6 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   10,045         29,956
 Receivable from Managing General Partner          32,001         83,386
                                                ---------      ---------
     Total current assets                          42,046        113,342
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,181,808      3,286,714
  Less accumulated depreciation,
   depletion and amortization                   2,533,000      2,474,000
                                                ---------      ---------
     Net oil and gas properties                   648,808        812,714
                                                ---------      ---------
                                               $  690,854        926,056
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      487            245
                                                ---------      ---------
Partners' equity
 General partners                                (65,339)       (49,134)
 Limited partners                                 755,706        974,945
                                                ---------      ---------
     Total partners' equity                       690,367        925,811
                                                ---------      ---------
                                               $  690,854        926,056
                                                =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                   $    57,124    31,799     156,766   258,714
Interest                             790       280       1,700       960
                                  ------    ------     -------   -------
                                  57,914    32,079     158,466   259,674
                                  ------    ------     -------   -------
Expenses

General and administrative        20,615    17,140      68,005    59,488
Depreciation, depletion and
 amortization                     14,000    16,000      59,000    54,000
                                  ------    ------     -------   -------
                                  34,615    33,140     127,005   113,488
                                  ------    ------     -------   -------
Net income (loss)            $    23,299   (1,061)      31,461   146,186
                                  ======    ======     =======   =======


Net income (loss) allocated to:

 Managing General Partner    $     3,357     1,345       8,142    18,017
                                  ======    ======     =======   =======
 General Partner             $       373       149         905     2,002
                                  ======    ======     =======   =======
 Limited Partners            $    19,569   (2,555)      22,414   126,167
                                  ======    ======     =======   =======
  Per limited partner unit   $      2.00     (.26)         2.29    12.90
                                  ======    ======     =======   =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  200,738    399,326
 Cash paid to suppliers                              (60,592)   (59,488)
 Interest received                                      1,700        960
                                                      -------    -------
  Net cash provided by operating activities           141,846    340,798
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  properties                                          104,906          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (266,663)  (344,974)
                                                      -------    -------
Net decrease in cash and cash equivalents            (19,911)    (4,176)

 Beginning of period                                   29,956     13,489
                                                      -------    -------
 End of period                                     $   10,045      9,313
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   31,461    146,186

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              59,000     54,000
 Decrease in receivables                               43,972    140,612
 Increase in payables                                   7,413          -
                                                      -------    -------
Net cash provided by operating activities          $  141,846    340,798
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.05     17.62    (32%)
Average price per mcf of gas               $    1.61      1.72     (6%)
Oil production in barrels                      7,000     7,000        -
Gas production in mcf                         43,500    46,500     (6%)
Income from net profits interests          $  57,124    31,799      80%
Partnership distributions                  $  97,000    87,000      11%
Limited partner distributions              $  87,300    78,300      11%
Per unit distribution to limited partners  $    8.92      8.00      11%
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $57,124 from $31,799 for the quarters ended September 30, 1998 and 1997, respectively, an increase of 80%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 32%, or $5.57 per barrel, resulting in a decrease of approximately $39,000 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 61% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 6%, or $.11 per mcf, resulting in a decrease of approximately $5,100 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $44,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained the same during the quarter ended September 30, 1998 and 1997, resulting in no change in income from net profits interests.

    Gas production decreased approximately 3,000 mcf or 6% during the same period, resulting in a decrease of approximately $4,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $4,800.

3. Lease operating costs and production taxes were 43% lower, or approximately $74,000 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Decrease in lease operating costs are a result of completion cost incurred in 1997 on one well.

Costs and Expenses

Total costs and expenses increased to $34,615 from $33,140 for the quarters ended September 30, 1998 and 1997, respectively, an increase of 4%. The increase is the result of higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $3,500 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $14,000 for the quarter ended September 30, 1998 from $16,000 for the same period in 1997. This represents a decrease of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.  General Comparison of the Nine Month Periods Ended September 30, 1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.87     18.45    (30%)
Average price per mcf of gas               $    1.60      1.85    (14%)
Oil production in barrels                     22,000    22,400     (2%)
Gas production in mcf                        117,500   146,500    (20%)
Income from net profits interests          $ 156,766   258,714    (39%)
Partnership distributions                  $ 266,904   345,000    (22%)
Limited partner distributions              $ 241,654   310,500    (22%)
Per unit distribution to limited partners  $   24.70     31.74    (22%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $156,766 from $258,714 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 30%, or $5.58 per barrel, resulting in a decrease of approximately $125,000 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the nine months ended September 30, 1998 and 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.25 per mcf, resulting in a decrease of approximately $36,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $161,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 2% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $5,100 in income from net profits interests.

    Gas production decreased approximately 29,000 mcf or 20% during the same period, resulting in a decrease of approximately $46,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $51,500. The decrease in gas production is primarily attributable to a fairness letter on one well which decreased the Partnerships interest, a large gas well which was down most of September 1998 and property sales.

3. Lease operating costs and production taxes were 26% lower, or approximately $110,900 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Decrease in lease operating costs are a result of completion cost incurred in 1997 on one well.

Costs and Expenses

Total costs and expenses increased to $127,005 from $113,488 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 12%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 14% or approximately $8,500 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.


2. Depletion expense increased to $59,000 for the nine months ended September 30, 1998 from $54,000 for the same period in 1997. This represents an increase of 9%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $141,800 in the nine months ended September 30, 1998 as compared to approximately $340,800 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $104,900 in the nine months ended September 30, 1998. There were no cash flows provided by investing activities in the nine months ended September 30, 1997.

Cash flows used in financing activities were approximately $266,700 in the nine months ended September 30, 1998 as compared to approximately $345,000 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $266,904 of which $241,654 was distributed to the limited partners and $25,250 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $24.70. Total distributions during the nine months ended September 30, 1997 were $345,000 of which $310,500 was distributed to the limited partners and $34,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $31.74.

The sources for the 1998 distributions of $266,904 were oil and gas operations of approximately $141,800 and the sale of oil and gas properties of approximately $104,900, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $345,000 was oil and gas operations of approximately $340,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,558,610 have been made to the partners. As of September 30, 1998, $5,041,416 or $515.38 per limited partner unit has been distributed to the limited partners, representing a 103% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $41,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998