Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 1999-08-12
CIK 847384

12 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     31,752          13,462
 Receivable from Managing General Partner          44,944          31,528
                                                ---------       ---------
    Total current assets                           76,696          44,990
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,116,883       3,169,461
  Less accumulated depreciation,
   depletion and amortization                   2,603,000       2,583,000
                                                ---------       ---------
    Net oil and gas properties                    513,883         586,461
                                                ---------       ---------
                                             $    590,579         631,451
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        159             532
                                                ---------       ---------
Partners' equity:
 General partners                                (62,702)        (65,090)
 Limited partners                                 653,122         696,009
                                                ---------       ---------
    Total partners' equity                        590,420         630,919
                                                ---------       ---------
                                             $    590,579         631,451
                                                =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $    39,612     52,308     90,308     99,640
Interest                              762        391        956        910
Miscellaneous                           -          -      1,396          -
                                   ------    -------    -------    -------
                                   40,374     52,699     92,660    100,550
                                   ------    -------    -------    -------

  Expenses

General and administrative         19,606     21,300     38,777     47,389
Depreciation, depletion and
 amortization                       6,000     24,000     20,000     45,000
                                   ------    -------    -------    -------
                                   25,606     45,300     58,777     92,389
                                   ------    -------    -------    -------
Net income                    $    14,768      7,399     33,883      8,161
                                   ======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     1,869      2,827      4,850      4,785
                                   ======    =======    =======    =======
 General Partner              $       208        314        538        532
                                   ======    =======    =======    =======
 Limited partners             $    12,691      4,258     28,495      2,844
                                   ======    =======    =======    =======
  Per limited partner unit    $      1.30        .44       2.91        .29
                                   ======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    76,078    143,694
 Cash paid to suppliers                                (36,567)   (43,518)
 Interest received                                          956        910
                                                       --------    -------
  Net cash provided by operating activities              40,467    101,086
                                                       --------    -------
Cash flows provided by investing activities:

 Additions to oil and gas properties                      (944)          -
 Cash received from sale of oil and gas
  properties                                             53,522    103,320
                                                       --------    -------
  Net cash provided by investing activities              52,578    103,320
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (74,755)  (169,992)
                                                       --------    -------
Net increase in cash and cashequivalents                 18,290     34,414

 Beginning of period                                     13,462     29,956
                                                       --------    -------
 End of period                                      $    31,752     64,370
                                                       ========    =======
                                                               (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net cash provided by operating activities:

Net income                                             $   33,883     8,161

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                 20,000    45,000
  Decrease (increase) in receivables                     (15,459)    44,054
  Increase in payables                                      2,043     3,871
                                                          -------   -------
Net cash provided by operating activities              $   40,467   101,086
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.35     12.53       23%
Average price per mcf of gas             $     1.68      1.75      (4%)
Oil production in barrels                     5,100     8,300     (39%)
Gas production in mcf                        31,000    33,700      (8%)
Income from net profits interests        $   39,612    52,308     (24%)
Partnership distributions                $   74,382    72,904        2%
Limited partner distributions            $   71,382    67,054        6%
Per unit distribution to limited
 partners                                $     7.30      6.85        6%
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $39,612 from $52,308 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 24%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 23%, or $2.82 per barrel, resulting in an increase of approximately $23,400 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 64% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.07 per mcf, resulting in a decrease of approximately $2,300 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $21,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 39% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $49,100 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 8% during the same period, resulting in a decrease of approximately $4,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $53,600.   The  decrease  in
    production is due primarily to property sales in 1998.

3. Lease operating costs and production taxes were 27% lower, or approximately $29,700 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $25,606 from $45,300 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 43%. The decrease is a result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,700 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $6,000 for the quarter ended June 30, 1999 from $24,000 for the same period in 1998. This represents a decrease of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   13.00     13.26        (2%)
Average price per mcf of gas             $    1.52      1.60        (5%)
Oil production in barrels                   11,300    15,000       (25%)
Gas production in mcf                       67,800    74,000        (8%)
Income from net profits interests        $  90,308    99,640        (9%)
Partnership distributions                $  74,382   169,904       (56%)
Limited partner distributions            $  71,382   154,354       (54%)
Per unit distribution to limited
 partners                                $    7.30     15.78       (54%)
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $90,308 from $99,640 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 9%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.26 per barrel, resulting in a decrease of approximately $3,900 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the six months ended June 30, 1999 as compared to 63% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.08 per mcf, resulting in a decrease of approximately $5,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $9,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,700 barrels or 25% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $48,100 in income from net profits interests.

    Gas production decreased approximately 6,200 mcf or 8% during the same period, resulting in a decrease of approximately $9,400 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $57,500.   The  decrease  in
    production is due primarily to property sales in 1998.

3. Lease operating costs and production taxes were 27% lower, or approximately $58,100 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $58,777 from $92,389 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 36%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $8,600 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $20,000 for the six months ended June 30, 1999 from $45,000 for the same period in 1998. This represents a decrease of 56%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $40,500 in the six months ended June 30, 1999 as compared to approximately $101,100 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flow provided by investing activities were approximately $52,600 in the six months ended June 30, 1999 as compared to approximately $103,300 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $74,800 in the six months ended June 30, 1999 as compared to approximately $170,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $74,382 of which $71,382 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $7.30. Total distributions during the six months ended June 30, 1998 were $169,904 of which $154,354 was distributed to the limited partners and $15,550 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $15.78.

The sources for the 1999 distributions of $74,382 were oil and gas operations of approximately $40,500 and the sale of oil and gas properties of approximately $52,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $169,904 was oil and gas operations of approximately $101,100 and the sale of oil and gas properties of approximately $103,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,664,921 have been made to the partners. As of June 30, 1999, $5,142,727 or $525.73 per limited partner unit has been distributed to the limited partners, representing a 105% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $76,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1999.

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

Date: August 15, 1999