Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2000-08-10
CIK 847384

7 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $    142,772         143,818
 Receivable from Managing General Partner         134,127          92,832
 Distribution receivable                                -              46
                                                ---------       ---------
    Total current assets                          276,899         236,696
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,956,364       2,956,364
  Less accumulated depreciation,
   depletion and amortization                   2,618,000       2,608,000
                                                ---------       ---------
    Net oil and gas properties                    338,364         348,364
                                                ---------       ---------
                                             $    615,263         585,060
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $   (48,097)        (62,738)
 Limited partners                                 663,360         647,798
                                                ---------       ---------
    Total partners' equity                        615,263         585,060
                                                ---------       ---------
                                             $    615,263         585,060
                                                =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $   169,161     39,612    305,359     90,308
Interest                            1,672        762      3,207        956
Miscellaneous                           -          -          -      1,396
                                  -------    -------    -------    -------
                                  170,833     40,374    308,566     92,660
                                  -------    -------    -------    -------

  Expenses

General and administrative         18,637     19,606     37,156     38,777
Depreciation, depletion and
 amortization                       3,000      6,000     10,000     20,000
                                  -------    -------    -------    -------
                                   21,637     25,606     47,156     58,777
                                  -------    -------    -------    -------
Net income                    $   149,196     14,768    261,410     33,883
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    13,698      1,869     24,427      4,850
                                  =======    =======    =======    =======
 General Partner              $     1,522        208      2,714        538
                                  =======    =======    =======    =======
 Limited partners             $   133,976     12,691    234,269     28,495
                                  =======    =======    =======    =======
  Per limited partner unit    $     13.70       1.30      23.95       2.91
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   263,764     76,078
 Cash paid to suppliers                                (36,856)   (36,567)
 Interest received                                        3,207        956
                                                       --------    -------
  Net cash provided by operating activities             230,115     40,467
                                                       --------    -------
Cash flows provided by investing activities:

 Additions to oil and gas properties                          -      (944)
 Cash received from sale of oil and gas
  properties                                                  -     53,522
                                                       --------    -------
  Net cash provided by investing activities                   -     52,578
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                            (231,161)   (74,755)
                                                       --------    -------
Net (decrease) increase in cash and cash equivalents    (1,046)     18,290

 Beginning of period                                    143,818     13,462
                                                       --------    -------
 End of period                                      $   142,772     31,752
                                                       ========    =======
                                                               (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net cash provided by operating activities:

Net income                                             $  261,410    33,883

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                 10,000    20,000
  Increase in receivables                                (41,595)  (15,459)
  Increase in payables                                        300     2,043
                                                          -------   -------
Net cash provided by operating activities              $  230,115    40,467
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.32     15.35       78%
Average price per mcf of gas             $     3.56      1.68      112%
Oil production in barrels                     5,000     5,100      (2%)
Gas production in mcf                        32,600    31,000        5%
Income from net profits interests        $  169,161    39,612      327%
Partnership distributions                $  125,000    74,382       68%
Limited partner distributions            $  112,500    71,382       58%
Per unit distribution to limited
 partners                                $    11.50      7.30       58%
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $169,161 from $39,612 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 327%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 78%, or $11.97 per barrel, resulting in an increase of approximately $61,000 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 60% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 112%, or $1.88 per mcf, resulting in an increase of approximately $58,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $119,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 2% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $2,700 in income from net profits interests.

    Gas production increased approximately 1,600 mcf or 5% during the same period, resulting in an increase of approximately $5,700 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $3,000.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $2,500 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $21,637 from $25,606 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 16%. The decrease is a result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $3,000 for the quarter ended June 30, 2000 from $6,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   27.16     13.00        109%
Average price per mcf of gas             $    3.13      1.52        106%
Oil production in barrels                   10,000    11,300       (12%)
Gas production in mcf                       65,000    67,800        (4%)
Income from net profits interests        $ 305,359    90,308        238%
Partnership distributions                $ 231,207    74,382        211%
Limited partner distributions            $ 218,707    71,382        206%
Per unit distribution to limited
 partners                                $   22.36      7.30        206%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $305,359 from $90,308 for the six months ended June 30, 2000 and 1999, respectively, an increase of 238%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 109%, or $14.16 per barrel, resulting in an increase of approximately $160,000 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the six months ended June 30, 2000 as compared to 59% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 106%, or $1.61 per mcf, resulting in an increase of approximately $109,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $269,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 12% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $35,300 in income from net profits interests.

    Gas production decreased approximately 2,800 mcf or 4% during the same period, resulting in a decrease of approximately $8,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $44,100.

3.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $10,000 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $47,156 from $58,777 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 20%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,600 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $10,000 for the six months ended June 30, 2000 from $20,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $230,100 in the six months ended June 30, 2000 as compared to approximately $40,500 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months
ended  June  30,  2000.   Cash flow provided by investing  activities  were
approximately $52,600 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $231,200 in the six months ended June 30, 2000 as compared to approximately $74,800 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $231,207 of which $218,707 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $22.36. Total distributions during the six months ended June 30, 1999 were $74,382 of which $71,382 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $7.30.

The source for the 2000 distributions of $231,207 was oil and gas operations of approximately $230,100, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $74,382 were oil and gas operations of approximately $40,500 and the sale of oil and gas properties of approximately $52,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,096,128 have been made to the partners. As of June 30, 2000, $5,541,434 or $566.49 per limited partner unit has been distributed to the limited partners, representing a 113% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $276,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2000.

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

Date: August 15, 2000