Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2001-05-09
CIK 847384

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                  March 31,    December 31,
                                                     2001          2000
                                                  ---------    ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     67,769         80,803
 Receivable from Managing General Partner          136,246        129,611
                                                 ---------      ---------
    Total current assets                           204,015        210,414
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,956,364      2,956,364
  Less accumulated depreciation,
   depletion and amortization                    2,630,000      2,623,000
                                                 ---------      ---------
    Net oil and gas properties                     326,364        333,364
                                                 ---------      ---------
                                              $    530,379        543,778
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (55,385)       (54,745)
 Limited partners                                  585,764        598,523
                                                 ---------      ---------
    Total partners' equity                         530,379        543,778
                                                 ---------      ---------
                                              $    530,379        543,778
                                                 =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
  Revenues

Income from net profits interests                   $   210,556    136,198
Interest                                                  1,302      1,535
                                                        -------    -------
                                                        211,858    137,733
                                                        -------    -------
  Expenses

General and administrative                               18,257     18,519
Depreciation, depletion and amortization                  7,000      7,000
                                                        -------    -------
                                                         25,257     25,519
                                                        -------    -------
Net income                                          $   186,601    112,214
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    17,424     10,730
                                                        =======    =======
 General partner                                    $     1,936      1,192
                                                        =======    =======
 Limited partners                                   $   167,241    100,292
                                                        =======    =======
  Per limited partner unit                          $    17.10       10.25
                                                        =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   220,516    127,014
 Cash paid to suppliers                                (34,852)   (18,056)
 Interest received                                        1,302      1,535
                                                       --------    -------
  Net cash provided by operating activities             186,966    110,493
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                            (200,000)  (106,131)
                                                       --------    -------
Net  (decrease) increase in cash and cash equivalents              (13,034)
4,362

 Beginning of period                                     80,803    143,818
                                                       --------    -------
 End of period                                      $    67,769    148,180
                                                       ========    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   186,601    112,214

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                7,000      7,000
  Decrease (increase) in receivables                      9,960    (9,184)
  (Decrease) increase in payables                      (16,595)        463
                                                        -------    -------
Net cash provided by operating activities           $   186,966    110,493
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              2001      2000     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   26.41     27.00     (2%)
Average price per mcf of gas              $    5.70      2.69     112%
Oil production in barrels                     5,000     5,000        -
Gas production in mcf                        28,200    32,400    (13%)
Income from net profits interests         $ 210,556   136,198      55%
Partnership distributions                 $ 200,000   106,207      88%
Limited partner distributions             $ 180,000   106,207      69%
Per unit distribution to limited
 partners                                 $   18.40     10.86      69%
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $210,556 from $136,198 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 55%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 2%, or $.59 per barrel, resulting in a decrease of approximately $3,000 in income from net profits interests. Oil sales represented 45% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 61% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 112%, or $3.01 per mcf, resulting in an increase of approximately $84,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

    Gas production decreased approximately 4,200 mcf or 13% during the same period, resulting in a decrease of approximately $11,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $11,300.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $3,700 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses decreased to $25,257 from $25,519 for the quarters
ended  March  31,  2001  and 2000, respectively, a  decrease  of  1%.   The
decrease is the result of lower general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense remained unchanged for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $187,000 in the quarter ended March 31, 2001 as compared to approximately $110,500 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $200,000 in the quarter ended March 31, 2001 as compared to approximately $106,100 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $200,000 of which $180,000 was distributed to the limited partners and $20,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.40. Total distributions during the quarter ended March 31, 2000 were $106,207 of which $106,207 was distributed to the limited partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $10.86.

The source for the 2001 distributions of $200,000 was oil and gas operations of approximately $187,000, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $106,207 was oil and gas operations of approximately $110,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,653,701 have been made to the partners. As of March 31, 2001, $6,043,250 or $617.79 per limited partner unit has been distributed to the limited partners, representing a 124% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $204,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001