Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2001-08-01
CIK 847384

3 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     48,040         80,803
 Receivable from Managing General Partner          116,629        129,611
                                                 ---------      ---------
    Total current assets                           164,669        210,414
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,955,644      2,956,364
  Less accumulated depreciation,
   depletion and amortization                    2,642,000      2,623,000
                                                 ---------      ---------
    Net oil and gas properties                     313,644        333,364
                                                 ---------      ---------
                                              $    478,313        543,778
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - Distribution payable      $         97              -
                                                 ---------      ---------

Partners' equity:
 General partners                                 (59,401)       (54,745)
 Limited partners                                  537,617        598,523
                                                 ---------      ---------
    Total partners' equity                         478,216        543,778
                                                 ---------      ---------
                                              $    478,313        543,778
                                                 =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $   127,673    169,161    338,229    305,359
Interest                            1,190      1,672      2,492      3,207
                                  -------    -------    -------    -------
                                  128,863    170,833    340,721    308,566
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         19,026     18,637     37,283     37,156
Depreciation, depletion and
 amortization                      12,000      3,000     19,000     10,000
                                  -------    -------    -------    -------
                                   31,026     21,637     56,283     47,156
                                  -------    -------    -------    -------
Net income                    $    97,837    149,196    284,438    261,410
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     9,885     13,698     27,310     24,427
                                  =======    =======    =======    =======
 General Partner              $     1,099      1,522      3,034      2,714
                                  =======    =======    =======    =======
 Limited partners             $    86,853    133,976    254,094    234,269
                                  =======    =======    =======    =======
  Per limited partner unit    $      8.88      13.70      25.98      23.95
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   367,427    263,764
 Cash paid to suppliers                                (53,498)   (36,856)
 Interest received                                        2,492      3,207
                                                       --------    -------
  Net cash provided by operating activities             316,421    230,115
                                                       --------    -------
Cash flows provided by investing activities:

 Sale of oil and gas properties                             720          -
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                            (349,904)  (231,161)
                                                       --------    -------

Net decrease in cash and cash equivalents              (32,763)    (1,046)

 Beginning of period                                     80,803    143,818
                                                       --------    -------
 End of period                                      $    48,040    142,772
                                                       ========    =======
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   284,438    261,410

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               19,000     10,000
  Decrease (increase) in receivables                     29,198   (41,595)
  (Decrease) increase in payables                      (16,215)        300
                                                        -------    -------
Net cash provided by operating activities           $   316,421    230,115
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing a few workovers during 2001. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.75     27.32      (6%)
Average price per mcf of gas             $     3.69      3.56        4%
Oil production in barrels                     5,140     5,000        3%
Gas production in mcf                        29,800    32,600      (9%)
Income from net profits interests        $  127,673   169,161     (25%)
Partnership distributions                $  150,000   125,000       20%
Limited partner distributions            $  135,000   112,500       20%
Per unit distribution to limited
 partners                                $    13.80     11.50       20%
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $127,673 from $169,161 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 25%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 6%, or $1.57 per barrel, resulting in a decrease of approximately $8,100 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 54% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.13 per mcf, resulting in an increase of approximately $3,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $4,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 140 barrels or 3% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in an increase of approximately $3,800 in income from net profits interests.

    Gas production decreased approximately 2,800 mcf or 9% during the same period, resulting in a decrease of approximately $10,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $6,200.

3. Lease operating costs and production taxes were 32% higher, or approximately $27,100 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating costs is due to a pulling unit, plug and abandoned services and maintenance on two leases during the quarter ended June 30, 2001.

Costs and Expenses

Total costs and expenses increased to $31,026 from $21,637 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 43%. The increase is a result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $400 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $12,000 for the quarter ended June 30, 2001 from $3,000 for the same period in 2000. This represents an increase of 300%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   26.26     27.16        (3%)
Average price per mcf of gas             $    4.48      3.13         43%
Oil production in barrels                   10,300    10,000          3%
Gas production in mcf                       58,100    65,000       (11%)
Income from net profits interests        $ 338,229   305,359         11%
Partnership distributions                $ 350,000   231,207         51%
Limited partner distributions            $ 315,000   218,707         44%
Per unit distribution to limited
 partners                                $   32.20     22.36         44%
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests increased to $338,229 from $305,359 for the six months ended June 30, 2001 and 2000, respectively, an increase of 11%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 3%, or $.90 per barrel, resulting in a decrease of approximately $9,300 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the six months ended June 30, 2001 as compared to 57% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 43%, or $1.35 per mcf, resulting in an increase of approximately $78,400 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $69,100.

2. Oil production increased approximately 300 barrels or 3% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in an increase of approximately $8,100 in income from net profits interests.

    Gas production decreased approximately 6,900 mcf or 11% during the same period, resulting in a decrease of approximately $21,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $13,500.

3. Lease operating costs and production taxes were 14% higher, or approximately $23,400 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $56,283 from $47,156 for the six months ended June 30, 2001 and 2000, respectively, an increase of 19%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $100 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $19,000 for the six months ended June 30, 2001 from $10,000 for the same period in 2000. This represents an increase of 90%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $316,400 in the six months ended June 30, 2001 as compared to approximately $230,100 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flow provided by investing activities were approximately $700 in the six months ended June 30, 2001. There were no cash flows provided by investing activities in the six months ended June 30, 2000. The principle source of the 2001 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $349,900 in the six months ended June 30, 2001 as compared to approximately $231,200 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $350,000 of which $315,000 was distributed to the limited partners and $35,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $32.20. Total distributions during the six months ended June 30, 2000 were $231,207 of which $218,707 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $22.36.

The sources for the 2001 distributions of $350,000 were oil and gas operations of approximately $316,400 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $231,207 was oil and gas operations of approximately $230,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $6,803,701 have been made to the partners. As of June 30, 2001, $6,178,250 or $631.59 per limited partner unit has been distributed to the limited partners, representing a 126% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $164,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2001.

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

Date: August 15, 2001