Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2001-11-13
CIK 847384

Page 3 of 3
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     26,332         80,803
 Receivable from Managing General Partner           86,843        129,611
                                                 ---------      ---------
    Total current assets                           113,175        210,414
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,955,644      2,956,364
  Less accumulated depreciation,
   depletion and amortization                    2,659,000      2,623,000
                                                 ---------      ---------
    Net oil and gas properties                     296,644        333,364
                                                 ---------      ---------
                                              $    409,819        543,778
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------

Partners' equity:
 General partners                             $   (64,541)       (54,745)
 Limited partners                                  474,360        598,523
                                                 ---------      ---------
    Total partners' equity                         409,819        543,778
                                                 ---------      ---------
                                              $    409,819        543,778
                                                 =========      =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Income from net profits
 interests                   $    91,199   175,942     429,427   481,301
Interest                             679     1,863       3,172     5,071
                                 -------   -------     -------   -------
                                  91,878   177,805     432,599   486,372
                                 -------   -------     -------   -------
Expenses
--------
General and administrative        18,274    18,433      55,558    55,590
Depreciation, depletion and
 amortization                     17,000     5,000      36,000    15,000
                                 -------   -------     -------   -------
                                  35,274    23,433      91,558    70,590
                                 -------   -------     -------   -------
Net income                   $    56,604   154,372     341,041   415,782
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     6,624    14,343      33,934    38,770
                                 =======   =======     =======   =======
 General Partner             $       736     1,594       3,770     4,308
                                 =======   =======     =======   =======
 Limited Partners            $    49,244   138,435     303,337   372,704
                                 =======   =======     =======   =======
  Per limited partner unit   $      5.03     14.15        31.01    38.10
                                 =======   =======     =======   =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  486,657    409,837
 Cash paid to suppliers                              (70,020)   (48,507)
 Interest received                                      3,172      5,071
                                                      -------    -------
  Net cash provided by operating activities           419,809    366,401
                                                      -------    -------
Cash flows provided by investing activities

 Sale of oil and gas properties                           720          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (475,000)  (406,161)
                                                      -------    -------
Net decrease in cash and cash equivalents            (54,471)   (39,760)

 Beginning of period                                   80,803    143,818
                                                      -------    -------
 End of period                                     $   26,332    104,058
                                                      =======    =======

Reconciliation of net income to net cash provided by operating activities

Net income                                         $  341,041    415,782

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              36,000     15,000
 Decrease (increase) in receivables                    57,229   (71,464)
 (Decrease) increase in payables                     (14,461)      7,083
                                                      -------    -------
Net cash provided by operating activities          $  419,809    366,401
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.05     30.78    (22%)
Average price per mcf of gas               $    2.36      4.27    (45%)
Oil production in barrels                      5,400     5,000       8%
Gas production in mcf                         31,200    34,200     (9%)
Income from net profits interests          $  91,199   175,942    (48%)
Partnership distributions                  $ 125,000   175,000    (29%)
Limited partner distributions              $ 112,500   157,500    (29%)
Per unit distribution to limited partners  $   11.50     16.10    (29%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $91,199 from $175,942 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 48%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 22%, or $6.73 per barrel, resulting in a decrease of approximately $36,300 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 51% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 45%, or $1.91 per mcf, resulting in a decrease of approximately $59,600 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $95,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 400 bbls or 8% during the same period, resulting in an increase of approximately $12,300 in income from net profits interest.

    Gas production decreased approximately 3,000 mcf or 9% during the same period, resulting in a decrease of approximately $12,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $500.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $1,600 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $35,274 from $23,433 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 51%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $17,000 for the quarter ended September 30, 2001 from $5,000 for the same period in 2000. This represents an increase of 240%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.  General Comparison of the Nine Month Periods Ended September 30, 2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.07     28.41    (12%)
Average price per mcf of gas               $    3.71      3.30      12%
Oil production in barrels                     15,900    15,100       5%
Gas production in mcf                         88,900    98,700    (10%)
Income from net profits interests          $ 429,427   481,301    (11%)
Partnership distributions                  $ 475,000   406,207      17%
Limited partner distributions              $ 427,500   376,207      14%
Per unit distribution to limited partners  $   43.70     38.46      14%
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $429,427 from $481,301 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 12%, or $3.34 per barrel, resulting in a decrease of approximately $53,100 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 57% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.41 per mcf, resulting in an increase of approximately $36,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 5% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in an increase of approximately $22,700 in income from net profits interests.

    Gas production decreased approximately 9,800 mcf or 10% during the same period, resulting in a decrease of approximately $32,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $9,600.

3.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $24,900 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $91,558 from $70,590 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 30%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $30 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $36,000 for the nine months ended September 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 140%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $419,800 in the nine months ended September 30, 2001 as compared to approximately $366,400 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $700 in the nine months ended September 30, 2001. There were no cash flows provided by investing activities for the nine months ended September 30, 2000. The principle source of the 2001 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $475,000 in the nine months ended September 30, 2001 as compared to approximately $406,200 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $43.70. Total distributions during the nine months ended September 30, 2000 were $406,207 of which $376,207 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $38.46.

The source for the 2001 distributions of $475,000 was oil and gas operations of approximately $419,800 and the change of oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $406,200 were oil and gas operations of approximately $366,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $6,928,701 have been made to the partners. As of September 30, 2001, $6,290,750 or $643.09 per limited partner unit has been distributed to the limited partners, representing a 129% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $113,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001