Form 10-K
period 2001-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2002-04-01
CIK 847384

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

The  total  number of pages contained in this report is 39.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   7

 4.  Submission of Matters to a Vote of Security Holders                 7

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 8

 6.  Selected Financial Data                                             9

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2001          56%          44%
                    2000          56%          44%
                    1999          58%          42%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have material adverse impact on the Partnership. Two purchasers accounted for 63% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 48% and Duke Energy Field Services for 15%. One purchaser accounted for 69% of the Partnership's total oil and gas production during 2000: Phillips 66 Company 69%. One purchaser accounted for 62% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 62%.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001, there were 89 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Crane, Ector, Gaines, Garza, Howard, Midland, Pecos, Reagan, Terry, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in approximately 309 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2001, 2000 and 1999.

There  were  no  property sales during 2001 and 2000.   During  1999,  four
leases were sold for approximately $210,000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells        Oil (bbls)  Gas (mcf)
-----------------   ------------       -------       ----------  ----------

Phillips/Odessa       1/90 at 6%         45           174,000     586,000
Properties,           to 48% net
16 counties in        profits
Texas, 2 counties     interests
in New Mexico

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.29 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.26 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

The Partnership has reserves which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2001, 40 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $153.43 per unit. In 2000, 68 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $102.44 per unit. In 1999, 76 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $69.49 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2001, there were 610 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 2001, quarterly distributions were made totaling $542,447, with $488,202 distributed to the limited partners and $54,245 to the general partners. For the year ended December 31, 2001, distributions of $49.91 per limited partner unit were made, based upon 9,782 limited partner units outstanding. During 2000, quarterly distributions were made totaling $588,780, with $540,523 distributed to the limited partners and $48,257 to the general partners. For the year ended December 31, 2000, distributions of $55.26 per limited partner unit were made, based upon 9,782 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $274,382, with $251,382 distributed to the limited partners and $23,000 to the general partners. For the year ended December 31, 1999, distributions of $25.70 per limited partner unit were made, based upon 9,782 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                     Years ended December 31,
                    ---------------------------------------------------------
                        2001        2000      1999        1998       1997
                        ----        ----      ----        ----       ----
Revenues           $   487,998    635,288    327,462    199,905    444,601

Net income             369,679    547,498    228,523      3,941    249,950

Partners' share of
 net income (loss):

  General partners      41,368     56,250     25,352     11,294     36,795

  Limited partners     328,311    491,248    203,171    (7,353)    213,155

Limited partners'
 net income (loss)
  per unit               33.56      50.22      20.77      (.75)      21.79

Limited partners'
 cash distributions
  per unit               49.91      55.26      25.70      27.76      38.32

Total assets       $   371,261    543,778    585,060    631,451    926,056

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

Based on current conditions, management anticipates performing workovers during 2002 to enhance production. The partnership may have an increase in production volumes for the years 2002 and 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 9% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.40    28.76    (19%)
Average price per mcf of gas               $    3.40     3.48     (2%)
Oil production in barrels                     20,900   20,000       5%
Gas production in mcf                        115,000  129,900    (11%)
Income from net profits interests          $ 484,452  628,194    (23%)
Partnership distributions                  $ 542,447  588,780     (8%)
Limited partner distributions              $ 488,202  540,523    (10%)
Per unit distribution to limited partners  $   49.91    55.26    (10%)
Number of limited partner units                9,782    9,782

Revenues

The Partnership's income from net profits interests decreased to $484,452 from $628,194 for the years ended December 31, 2001 and 2000, respectively, a decrease of 23%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 19%, or $5.36 per barrel, resulting in a decrease of approximately $112,000 in income from net profits interests. Oil sales represented 56% of total oil and gas sales during the year ended December 31, 2001 as compared to 56% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.08 per mcf, resulting in a decrease of approximately $9,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $121,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 900 barrels or 5% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in an increase of approximately $25,900 in income from net profits interests.

    Gas production decreased approximately 14,900 mcf or 11% during the same period, resulting in a decrease of approximately $51,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $26,000.

3.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $3,400 less during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Costs and Expenses

Total costs and expenses increased to $118,319 from $87,790 for the years ended December 31, 2001 and 2000, respectively, an increase of 35%. The increase is the result of higher general and administrative costs and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $1,500 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. Depletion expense increased to $44,000 for the year ended December 31, 2001 from $15,000 for the same period in 2000. This represents an increase of 193%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the
   Partnership during 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $20,000 as of December 31, 2000.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2000 and 1999

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

3. Depletion expense decreased to $15,000 for the year ended December 31, 2000 from $25,000 for the same period in 1999. This represents a decrease
   of  40%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $369,679, $547,498 and $228,523, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999 would have been $413,679, $562,498 and
$253,523, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $542,447, $588,780 and
$274,382. These differences are indicative of the changes in oil and gas prices, production and properties during 2001, 2000 and 1999.

The  source  for  the  2001  distributions of $542,447  were  oil  and  gas operations of approximately $488,700 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $588,780 were oil and gas operations of approximately $525,700, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $274,382 were oil and gas operations of approximately $192,219 and property sales of approximately $213,100, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $542,447 of which $488,202 was distributed to the limited partners and $54,245 to the general partners. The per unit distribution to limited partners during the same period was $49.91. Total distributions during the year ended December 31, 2000 were $588,780 of which $540,523 was distributed to the limited partners and $48,257 to the general partners. The per unit distribution to limited partners during the same period was $55.26. Total distributions during the year ended December 31, 1999 were $274,382 of which $251,382 was distributed to the limited partners and $23,000 to the general partners. The per unit distribution to limited partners during the same period was $25.70.

Since inception of the Partnership, cumulative monthly cash distributions of $6,996,148 have been made to the partners. As of December 31, 2001, $6,351,452 or $649.30 per limited partner unit, has been distributed to the limited partners, representing a 130% return of the capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change in 2001.

Cash flows provided by operating activities were approximately $488,700 in 2001 compared to $525,700 in 2000 and approximately $192,200 in 1999. The primary sources of the 2001 cash flow from operating activities were profitable operations.

Cash flows provided by investing activities were approximately $700 in 2001. The Partnership had no cash flow from investing activities during 2000. Cash flows provided by investing activities were approximately $213,100 in 1999. The principal use of the 2001 cash flows from investing activities was term assignment proceeds.

Cash flows used in financing activities were approximately $542,200 in 2001 compared to $588,700 in 2000 and approximately $275,000 in 1999. The only use in financing activities was the distributions to partners.

As of December 31, 2001, the Partnership had approximately $82,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             19

Balance Sheets                                                          20

Statements of Operations                                                21

Statement of Changes in Partners' Equity                                22

Statements of Cash Flows                                                23

Notes to Financial Statements                                           25

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund IX-B, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund IX-B, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund IX-B, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 10, 2002

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                                      2001          2000
                                                      ----          ----

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        28,023       80,803
 Receivable from Managing General Partner             54,594      129,611

---------                                    ---------
                                                 Total    current    assets
82,617                                       210,414

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,955,644    2,956,364
  Less accumulated depreciation,
                                               depletion  and  amortization
2,667,000                                    2,623,000

---------                                    ---------
                                              Net  oil  and gas  properties
288,644                                      333,364

---------                                    ---------
                                                                          $
371,261                                      543,778

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $           251            -

---------                                    ---------

Partners' equity:
 General partners                                   (67,622)     (54,745)
 Limited partners                                    438,632      598,523

---------                                    ---------
                                                Total    partners'   equity
371,010                                      543,778

---------                                    ---------
                                                                          $
371,261                                      543,778

=========                                    =========




















                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000     1999
                                                 ----      ----     ----
  Revenues
  --------

Income from net profits interests         $    484,452   628,194  322,555
Interest                                         3,546     7,094    3,511
Miscellaneous                                        -         -    1,396
                                                                    -------
-------                                   -------
                                                                    487,998
635,288                                   327,462
                                                                    -------
-------                                   -------
  Expenses
  --------

General and administrative                      74,319    72,790   73,939
Depreciation, depletion and amortization        44,000    15,000   25,000
                                                                    -------
-------                                   -------
                                                                    118,319
87,790                                    98,939
                                                                    -------
-------                                   -------
Net income                                $    369,679   547,498  228,523
                                                                    =======
=======                                   =======

Net income allocated to:

 Managing General Partner                 $     37,231    50,625   22,817
                                                                    =======
=======                                   =======
 General Partner                          $      4,137     5,625    2,535
                                                                    =======
=======                                   =======
 Limited partners                         $    328,311   491,248  203,171
                                                                    =======
=======                                   =======
  Per limited partner unit                $      33.56     50.22    20.77
                                                                    =======
=======                                   =======























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2001, 2000 and 1999


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----
Balance at December 31, 1998            $   (65,090)    696,009   630,919

 Net income                                   25,352    203,171   228,523

 Distributions                              (23,000)  (251,382) (274,382)
                                                                    -------
---------                               ---------
Balance at December 31, 1999                (62,738)    647,798   585,060

 Net income                                   56,250    491,248   547,498

 Distributions                              (48,257)  (540,523) (588,780)
                                                                    -------
---------                               ---------
Balance at December 31, 2000                (54,745)    598,523   543,778

 Net income                                   41,368    328,311   369,679

 Distributions                              (54,245)  (488,202) (542,447)
                                                                    -------
---------                               ---------
Balance at December 31, 2001            $   (67,622)    438,632   371,010
                                                                    =======
=========                               =========
































                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000      1999
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from net profits interests $    574,333   574,941  260,510
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(89,182)                                  (56,316)(71,802)
 Interest received                               3,546     7,094    3,511
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              488,697  525,719
192,219
                                                                   --------
--------                                  --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                    720         -  213,097
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (542,197) (588,734)(274,960)
                                                                   --------
--------                                  --------
Net (decrease) increase in cash and
 cash equivalents                             (52,780)  (63,015)  130,356

 Beginning of year                              80,803   143,818   13,462
                                                                   --------
--------                                  --------
 End of year                              $     28,023    80,803  143,818
                                                                   ========
========                                  ========


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000     1999
                                                 ----      ----     ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                $    369,679   547,498  228,523

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation, depletion and amortization                44,000    15,000
25,000
  Decrease (increase) in receivables            89,881  (53,252) (63,441)
  (Decrease) increase in payables             (14,863)    16,473    2,137
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    488,697   525,719  192,219
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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies -continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2001 the Partnership was overproduced by 364 mcf of gas. As of December 31, 2000, the Partnership was overproduced by 364 mcf of gas. As of December 31, 1999, the Partnership was overproduced by 364 mcf of gas.


     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 2001 and 2000 is $134,867 and $128,061, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2001, 2000 and 1999, there were 9,782 limited partner units outstanding held by 610, 602 and 612 partners.

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

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner

     The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Commitments and Contingent Liabilities - continued
     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $69,300, $65,500 and $86,500 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,000, $22,400 and $18,000 for the years ended December 31, 2001,
     2000 and 1999, respectively.

     Southwest Royalties, Inc., the Managing General Partner, was paid $68,400 during 2001, 2000 and 1999 as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $54,600 and $129,600 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2001 and 2000, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 2001, 2000 and 1999.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have material adverse impact on the Partnership. Two purchasers accounted for 63% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 48% and Duke Energy Field Services for 15%. One purchaser accounted for 69% of the Partnership's total oil and gas production during 2000: Phillips 66 Company 69%. One purchaser accounted for 62% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for
     62%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1999                                 172,000       984,000

       Revisions of previous estimates               134,000       350,000
       Production                                   (22,000)     (136,000)
       Sale of minerals in place                     (5,000)      (42,000)
                                                     -------     ---------
     December 31, 1999                               279,000     1,156,000

       Revisions of previous estimates                50,000       614,000
       Production                                   (20,000)     (130,000)
                                                     -------     ---------
     December 31, 2000                               309,000     1,640,000

       Revisions of previous estimates             (100,000)     (741,000)
       Production                                   (21,000)     (115,000)
                                                     -------     ---------
     December 31, 2001                               188,000       784,000
                                                     =======     =========

     Proved developed reserves -

     December 31, 1999                               252,000     1,066,000
                                                     =======     =========
     December 31, 2000                               293,000     1,564,000
                                                     =======     =========
     December 31, 2001                               183,000       686,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.29 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.26 per Mcf.

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

     The Partnership has reserves which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                              2001       2000        1999
                                              ----       ----        ----

     Future cash inflows, net of
       production and development
      costs                             $  2,618,000 15,466,000  4,794,000
     10% annual discount for
       estimated timing of cash
      flows                                1,063,000  7,508,000  2,172,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $  1,555,000  7,958,000  2,622,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              2001        2000        1999
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (484,000)  (628,000)  (323,000)
      Changes in prices and production costs         (6,196,000)  3,793,000
1,011,000
     Changes of production rates
       (timing) and others                   572,000  (172,000)  (121,000)
     Sales of minerals in place                    -          -   (70,000)
     Revisions of previous
       quantities estimates              (1,091,000)  2,081,000  1,062,000
     Accretion of discount                   796,000    262,000     97,000
     Discounted future net
       cash flows -
      Beginning of year                    7,958,000  2,622,000    966,000
                                           ---------  ---------  ---------
      End of year                       $  1,555,000  7,958,000  2,622,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $  211,858    128,863    91,878      55,399
     Total expenses               25,257     31,026    35,274      26,762
     Net income                  186,601     97,837    56,604      28,637
     Net income per limited
      partners unit                17.10       8.88      5.03        2.55

  2000:
     Total revenues           $  137,733    170,833   177,805     148,917
     Total expenses               25,519     21,637    23,433      17,201
     Net income                  112,214    149,196   154,372     131,716
     Net income per limited
      partners unit                10.25      13.70     14.15       12.12

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $68,400 during 2001, 2000 and 1999 as an annual administrative fee for indirect general and administrative overhead expense.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases, the Managing General Partner also owns
318.0 limited partner units, or a 3.3% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.9%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    3.3%
 Interest            Managing General Partner     318.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  3.3%
 Interest            Chairman of the Board,       318.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  3.3%
 Interest            Secretary and Director of    318.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns  3.3%
 Interest            Vice President and CFO of    318.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns  3.3%
 Interest            Vice President, Marketing    318.0 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns  3.3%
 Interest            Director, of Southwest       318.0 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2001, the Managing General Partner received $68,400 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $69,300 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,100 for the year ended December 31, 2001.

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

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2001.

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


                          Date:  March 29, 2002


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


Date:  March 29, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 29, 2002