Form 10-Q
period 2002-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2002-08-14
CIK 847384

15 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        18,238       28,023
 Receivable from Managing General Partner             77,240       54,594

---------                                    ---------
                                                 Total    current    assets
95,478                                       82,617

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,955,644    2,955,644
  Less accumulated depreciation,
                                               depletion  and  amortization
2,677,000                                    2,667,000

---------                                    ---------
                                              Net  oil  and gas  properties
278,644                                      288,644

---------                                    ---------
                                                                          $
374,122                                      371,261

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $           145          251

---------                                    ---------

Partners' equity:
 General partners                                   (66,325)     (67,622)
 Limited partners                                    440,302      438,632

---------                                    ---------
                                                Total    partners'   equity
373,977                                      371,010

---------                                    ---------
                                                                          $
374,122                                      371,261

=========                                    =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $    83,203    127,673    140,108    338,229
Interest                              112      1,190        255      2,492
Miscellaneous settlement            4,526          -      4,526          -
                                  -------    -------    -------    -------
                                   87,841    128,863    144,889    340,721
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         18,522     19,026     36,922     37,283
Depreciation, depletion and
 amortization                       6,000     12,000     10,000     19,000
                                  -------    -------    -------    -------
                                   24,522     31,026     46,922     56,283
                                  -------    -------    -------    -------
Net income                    $    63,319     97,837     97,967    284,438
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,699      9,885      9,717     27,310
                                  =======    =======    =======    =======
 General Partner              $       633      1,099      1,080      3,034
                                  =======    =======    =======    =======
 Limited partners             $    56,987     86,853     87,170    254,094
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.83       8.88       8.91      25.98
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   116,547    367,427
 Cash paid to suppliers                                (36,007)   (53,498)
 Interest received                                          255      2,492
 Miscellaneous settlement                                 4,526          -
                                                       --------    -------
  Net cash provided by operating activities              85,321    316,421
                                                       --------    -------
Cash flows provided by investing activities:

 Sale of oil and gas properties                               -        720
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (95,106)  (349,904)
                                                       --------    -------

Net decrease in cash and cash equivalents               (9,785)   (32,763)

 Beginning of period                                     28,023     80,803
                                                       --------    -------
 End of period                                      $    18,238     48,040
                                                       ========    =======
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    97,967    284,438

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               10,000     19,000
  (Increase) decrease in receivables                   (23,561)     29,198
  Increase (decrease) in payables                           915   (16,215)
                                                        -------    -------
Net cash provided by operating activities           $    85,321    316,421
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    23.62     25.75      (8%)
Average price per mcf of gas             $     2.81      3.69     (24%)
Oil production in barrels                     4,600     5,140     (11%)
Gas production in mcf                        27,600    29,800      (7%)
Income from net profits interests        $   83,203   127,673     (35%)
Partnership distributions                $   45,000   150,000     (70%)
Limited partner distributions            $   40,500   135,000     (70%)
Per unit distribution to limited
 partners                                $     4.14     13.80     (70%)
Number of limited partner units               9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $83,203 from $127,673 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 35%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 8%, or $2.13 per barrel, resulting in a decrease of approximately $9,800 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 55% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $.88 per mcf, resulting in a decrease of approximately $24,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $34,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 540 barrels or 11% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $13,900 in income from net profits interests.

    Gas production decreased approximately 2,200 mcf or 7% during the same period, resulting in a decrease of approximately $8,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $22,000.

3.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $7,400 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $24,522 from $31,026 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 21%. The decrease is a result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $500 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. Depletion expense decreased to $6,000 for the quarter ended June 30, 2002 from $12,000 for the same period in 2001. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   21.45     26.26       (18%)
Average price per mcf of gas             $    2.29      4.48       (49%)
Oil production in barrels                    9,300    10,300       (10%)
Gas production in mcf                       53,400    58,100        (8%)
Income from net profits interests        $ 140,108   338,229       (59%)
Partnership distributions                $  95,000   350,000       (73%)
Limited partner distributions            $  85,500   315,000       (73%)
Per unit distribution to limited
 partners                                $    8.74     32.20       (73%)
Number of limited partner units              9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $140,108 from $338,229 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 59%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 18%, or $4.81 per barrel, resulting in a decrease of approximately $44,700 in income from net profits interests. Oil sales represented 62% of total oil and gas sales during the six months ended June 30, 2002 as compared to 51% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 49%, or $2.19 per mcf, resulting in a decrease of approximately $116,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $161,600.

2. Oil production decreased approximately 1,000 barrels or 10% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $26,300 in income from net profits interests.

    Gas production decreased approximately 4,700 mcf or 8% during the same period, resulting in a decrease of approximately $21,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $47,400.

3.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $11,100 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $46,922 from $56,283 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 17%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. Depletion expense decreased to $10,000 for the six months ended June 30, 2002 from $19,000 for the same period in 2001. This represents a decrease of 47%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $85,300 in the six months ended June 30, 2002 as compared to approximately $316,400 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

There were no investing activities during the six months ended June 30, 2002. Cash flow provided by investing activities were approximately $700 in six months ended June 30, 2001.
Cash flows used in financing activities were approximately $95,100 in the six months ended June 30, 2002 as compared to approximately $349,900 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $95,000 of which $85,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $8.74. Total distributions during the six months ended June 30, 2001 were $350,000 of which $315,000 was distributed to the limited partners and $35,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $32.20.

The source for the 2002 distributions of $95,000 was oil and gas operations of approximately $85,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2001 distributions of $350,000 were oil and gas operations of approximately $316,400 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,091,148 have been made to the partners. As of June 30, 2002, $6,436,952 or $658.04 per limited partner unit has been distributed to the limited partners, representing a 132% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $95,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002