Form 10-Q
period 2002-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2002-11-15
CIK 847384

Page 14 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 20.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents            $    33,847          28,023
  Receivable  from  Managing  General      93,734          54,594
Partner
                                         ---------       ---------
   Total current assets                   127,581          82,617
                                         ---------       ---------
Oil  and  gas properties - using  the
full-
 cost method of accounting               2,955,644       2,955,644
  Less accumulated depreciation,
   depletion and amortization            2,682,000       2,667,000
                                         ---------       ---------
  Net oil and gas properties              273,644         288,644
                                         ---------       ---------
                                      $  401,225          371,261
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current   liability  -   distribution $  312                  251
payable
                                         ---------       ---------
Partners' equity:
 General partners                        (63,132)        (67,622)
 Limited partners                        464,045          438,632
                                         ---------       ---------
   Total partners' equity                400,913          371,010
                                         ---------       ---------
                                      $  401,225          371,261
                                         =========       =========

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                 2002     2001      2002    2001
                                 ----     ----      ----    ----
Revenues
--------
Income from net profits      $ 91,180   91,199    231,288  429,427
interests
Interest                       153      679       407       3,172
Miscellaneous settlement       -        -         4,526         -
                               -------  -------   -------  -------
                               91,333   91,878    236,221  432,599
                               -------  -------   -------  -------

Expenses
--------
General and administrative     19,397    18,274    56,318  55,558
Depreciation, depletion and
 amortization                  5,000     17,000    15,000  36,000
                               -------  -------   -------  -------
                               24,397    35,274   71,318   91,558
                               -------  -------   -------  -------
Net income                   $ 66,936    56,604   164,903  341,041
                               =======  =======   =======  =======

Net income allocated to:

Managing General Partner     $ 6,474      6,624    16,191  33,934
                               =======  =======   =======  =======
General Partner              $ 720          736     1,799   3,770
                               =======  =======   =======  =======
Limited Partners             $ 59,742    49,244   146,913  303,337
                               =======  =======   =======  =======
 Per limited partner unit    $    6.11     5.03     15.02   31.01
                               =======  =======   =======  =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                       2002     2001
                                                       ----     ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $ 186,941  486,657
 Cash paid to suppliers                              (51,111  (70,020)
                                                     )
 Interest received                                   407      3,172
 Miscellaneous settlement                            4,526    -
                                                     -------  -------
   Net cash provided by operating activities         140,763  419,809
                                                     -------  -------

Cash flows provided by investing activities

 Sale of oil and gas property                        -        720
                                                     -------  -------
Cash flows used in financing activities

 Distributions to partners                           (134,93  (475,000
                                                     9)       )
                                                     -------  -------

   Net increase (decrease) in cash and cash          5,824    (54,471)
equivalents

 Beginning of period                                 28,023   80,803
                                                     -------  -------
 End of period                                     $ 33,847   26,332
                                                     =======  =======
Reconciliation of net income to net cash provided by operating activities

Net income                                         $ 164,903  341,041

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization           15,000   36,000
  (Increase) decrease receivables                    (44,347  57,229
                                                     )
  Increase (decrease) in payables                    5,207    (14,461)
                                                     -------  -------
Net cash provided by operating activities          $ 140,763  419,809
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.89     24.05      12%
Average price per mcf of gas               $    2.42      2.36       3%
Oil production in barrels                      4,900     5,400     (9%)
Gas production in mcf                         29,100    31,200     (7%)
Income from net profits interests          $  91,180    91,199        -
Partnership distributions                  $  40,000   125,000    (68%)
Limited partner distributions              $  36,000   112,500    (68%)
Per unit distribution to limited partners  $    3.68     11.50    (68%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $91,180 from $91,199 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of less than 1%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 12%, or $2.84 per barrel, resulting in an increase of approximately $13,900 in income from net profits interests. Oil sales represented 65% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 64% during the quarter ended September 30, 2001.

     The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.06 per mcf, resulting in an increase of approximately $1,700 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $15,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 bbls or 9% during the same period, resulting in a decrease of approximately $12,000 in income from net profits interest.

    Gas production decreased approximately 2,100 mcf or 7% during the same period, resulting in a decrease of approximately $5,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $17,000.

3.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $5,000 more during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $24,397 from $35,274 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 31%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,100 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. Depletion expense decreased to $5,000 for the quarter ended September 30, 2002 from $17,000 for the same period in 2001. This represents a decrease of 71%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.  General Comparison of the Nine Month Periods Ended September 30, 2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.33     25.07     (7%)
Average price per mcf of gas               $    2.34      3.71    (37%)
Oil production in barrels                     14,200    15,900    (11%)
Gas production in mcf                         82,500    88,900     (7%)
Income from net profits interests          $ 231,288   429,427    (46%)
Partnership distributions                  $ 135,000   475,000    (72%)
Limited partner distributions              $ 121,500   427,500    (72%)
Per unit distribution to limited partners  $   12.42     43.70    (72%)
Number of limited partner units                9,782     9,782

Revenues

The Partnership's income from net profits interests decreased to $231,288 from $429,427 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 46%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 7%, or $1.74 per barrel, resulting in a decrease of approximately $24,700 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 55% during the quarter ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 37%, or $1.37 per mcf, resulting in a decrease of approximately $113,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $137,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 11% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $42,600 in income from net profits interests.

    Gas production decreased approximately 6,400 mcf or 7% during the same period, resulting in a decrease of approximately $23,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $66,300.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $6,100 less during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $71,318 from $91,558 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 22%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $800 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. Depletion expense decreased to $15,000 for the nine months ended September 30, 2002 from $36,000 for the same period in 2001. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $140,800 in the nine months ended September 30, 2002 as compared to approximately $419,800 in the nine months ended September 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities for the nine months ended September 30, 2002. Cash flows provided by investing activities were approximately $700 in the nine months ended September 30, 2001.

Cash flows used in financing activities were approximately $134,900 in the nine months ended September 30, 2002 as compared to approximately $475,000 in the nine months ended September 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2002 were $135,000 of which $121,500 was distributed to the limited partners and $13,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $12.42. Total distributions during the nine months ended September 30, 2001 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $43.70.

The sources for the 2002 distributions of $135,000 were oil and gas operations of approximately $140,800, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  2001
distributions of $475,000 was oil and gas operations of approximately $419,800 and the change of oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,131,148 have been made to the partners. As of September 30, 2002, $6,472,952 or $661.72 per limited partner unit has been distributed to the limited partners, representing a 132% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $127,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Royalties Institutional
                                   Income Fund IX-B, L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund IX-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund IX-B, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund IX-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund IX-B, L.P.