Form 10-K
period 2002-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2003-03-28
CIK 847384

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The  total  number of pages contained in this report is  42.   The  exhibit
index is found on page 40.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          5

 3.  Legal Proceedings                                                   6

 4.  Submission of Matters to a Vote of Security Holders                 6

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 7

 6.  Selected Financial Data                                             8

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       9

 8.  Financial Statements and Supplementary Data                        17

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             34

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         34

13.  Certain Relationships and Related Transactions                     35

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        36

     Signatures                                                         37

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  82  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

In 2002, fighting and threats of fighting in the Middle East and a strike in a major oil exporting country dominated the direction of crude oil prices. While OPEC agreed to keep production constant throughout the year, conflicts between the U.S. and Iraq, as well as between Israel and the Palestinians threatened supplies and caused oil prices to surge in 2002. In addition, a strike by oil workers in Venezuela, the fourth largest supplier to the U.S., took a significant amount of crude oil off the market toward the end of the year. As a result, OPEC agreed in January 2003 to increase output by 1.5 million barrels per day in an effort to make up for the lost supply and stabilize prices.

In 2002, spot prices for natural gas fell by 27.5% from the unprecedented heights reached in 2001, averaging just under $3.00/MMBtu for the year. Most of the lowest prices were seen early on, with the first quarter averaging of $2.24/MMBtu. But as the year progressed, prices climbed higher, ending with a $3.99 average in December. As for 2003, industry analysts are divided on their gas price predictions, with estimates ranging anywhere from $4.00 to $6.00/MMBtu. Weather forecasts, storage inventory levels, a tighter supply and demand balance, and the unstable situation with Iraq are all factors that will have a significant impact on the direction prices will take. Overall however, analysts are maintaining a bullish perspective, expecting gas prices to remain at or above $4.00/MMBtu in 2003.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
           -----     -----
2002        62%       38%
2001        56%       44%
2000        56%       44%

As the table indicates, the Partnership's revenue is almost evenly divided between its oil and gas production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas. Seasonality of Business
Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volumes sold by the Partnership have not fluctuated materially with the change of season.

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 2002:
Phillips for 52% and Duke Energy Field Services LP for 17%. Two purchasers accounted for 63% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 48% and Duke Energy Field Services for 15%. One purchaser accounted for 69% of the Partnership's total oil and gas production during 2000: Phillips 66 Company 69%.

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

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at, which the Partnership may sell its natural gas production, are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

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

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines, which regulate and restrict transactions between the Managing General Partner and the Partnership.

The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002, there were 82 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2002, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Crane, Ector, Gaines, Garza, Howard, Midland, Pecos, Reagan, Terry, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in approximately 338 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2002, 2001 and 2000.

During 2002, one lease was sold for approximately $3,400. There were no property sales during 2001 and 2000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                      Date
                    Purchase   No. of    Proved Reserves*
                       d
Name and Location     and      Wells      Oil       Gas
                    Interest             (bbls)    (mcf)
------------------  --------  -------   --------  --------
--------              ----                 --        --

Phillips/Odessa     1/90 at      45     172,000   667,000
                       6%
Properties,     16   to 48%
counties in           net
Texas, 2 counties   profits
in New Mexico       interest
                       s

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.25 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.30 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2002.

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

The Partnership has reserves, which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out, or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves, which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing. In 2001, 40 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $153.43 per unit. In 2000, 68 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $102.44 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2002, there were 610 holders of limited partner units in the Partnership.

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

During 2002, distributions were made totaling $209,138, with $188,566 distributed to the limited partners and $20,572 to the general partners. For the year ended December 31, 2002, distributions of $19.28 per limited partner unit were made, based upon 9,782 limited partner units outstanding. During 2001, quarterly distributions were made totaling $542,447, with $488,202 distributed to the limited partners and $54,245 to the general partners. For the year ended December 31, 2001, distributions of $49.91 per limited partner unit were made, based upon 9,782 limited partner units outstanding. During 2000, quarterly distributions were made totaling $588,780, with $540,523 distributed to the limited partners and $48,257 to the general partners. For the year ended December 31, 2000, distributions of $55.26 per limited partner unit were made, based upon 9,782 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                          ------------------------------------------------
                                              ---------
                            2002      2001      2000      1999      1998
                            ----      ----      ----      ----      ----
Revenues               $  333,264   487,998   635,288   327,462   199,905

Net income                237,451   369,679   547,498   228,523   3,941

Partners' share of
 net income (loss):

General partners          25,845    41,368    56,250    25,352    11,294

Limited partners          211,606   328,311   491,248   203,171   (7,353)

Limited partners'
 net income (loss)
  per unit                 21.63
                                    33.56     50.22     20.77     (.75)

Limited partners'
 cash distributions
  per unit                 19.28
                                    49.91     55.26     25.70     27.76

Total assets           $  399,484   371,261   543,778   585,060   631,451

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

Based on current conditions, management anticipates performing drilling projects and workovers during the years 2003 and 2004 to enhance production. The partnership may have an increase in production volumes for the years 2003 and 2004, otherwise, the partnership will most likely experience the historical production decline, which have approximated 8% per year.

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

Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                              ----      ----    --------
                                                   -
Average price per        $    24.11                3%
barrel of oil                         23.40
Average price per mcf    $     2.59              (24%)
of gas                                3.40
Oil production in           18,100    20,900     (13%)
barrels
Gas production in mcf       104,400   115,000     (9%)
Income from net profits  $  328,189   484,452    (32%)
interests
Partnership              $  209,138   542,447    (61%)
distributions
Limited partner          $  188,566   488,202    (61%)
distributions
Per unit distribution    $    19.28              (61%)
to limited partners                   49.91
Number of limited           9,782     9,782
partner units

Revenues

The Partnership's income from net profits interests decreased to $328,189 from $484,452 for the years ended December 31, 2002 and 2001, respectively, a decrease of 32%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 3%, or $.71 per barrel, resulting in an increase of approximately $12,900 in income from net profits interests. Oil sales represented 62% of total oil and gas sales during the year ended December 31, 2002 as compared to 56% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $.81 per mcf, resulting in a decrease of approximately $84,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $71,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 13% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $65,500 in income from net profits interests.

    Gas production decreased approximately 10,600 mcf or 9% during the same period, resulting in a decrease of approximately $36,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $101,500.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $16,900 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Costs and Expenses

Total costs and expenses decreased to $95,813 from $118,319 for the years ended December 31, 2002 and 2001, respectively, a decrease of 19%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs and.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. Depletion expense decreased to $21,000 for the year ended December 31, 2002 from $44,000 for the same period in 2001. This represents a decrease of 52%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

   The major factor in the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2003 as compared to 2002, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2001      2000    (Decreas
                                                   e)
                             ------    ------   --------
                                                   -
Average price per        $    23.40              (19%)
barrel of oil                         28.76
Average price per mcf    $     3.40               (2%)
of gas                                3.48
Oil production in           20,900    20,000       5%
barrels
Gas production in mcf       115,000   129,900    (11%)
Income from net profits  $  484,452   628,194    (23%)
interests
Partnership              $  542,447   588,780     (8%)
distributions
Limited partner          $  488,202   540,523    (10%)
distributions
Per unit distribution    $    49.91              (10%)
to limited partners                   55.26
Number of limited           9,782     9,782
partner units

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

   The major factor in the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $20,000 as of December 31, 2000.

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2002, 2001 and 2000 was $237,451, $369,679 and $547,498, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2002, 2001 and 2000 would have been $258,451, $413,679 and
$562,498, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $209,138, $542,447 and
$588,780. These differences are indicative of the changes in oil and gas prices, production and properties during 2002, 2001 and 2000.

The sources for the 2002 distributions of $209,138 were oil and gas operations of approximately $229,700 and property sales of approximately $3,400, resulting in excess cash for contingencies or subsequent distributions. The source for the 2001 distributions of $542,447 were oil and gas operations of approximately $488,700 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $588,780 were oil and gas operations of approximately $525,700, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2002 were $209,138 of which $188,566 was distributed to the limited partners and $20,572 to the general partners. The per unit distribution to limited partners during the same period was $19.28. Total distributions during the year ended December 31, 2001 were $542,447 of which $488,202 was distributed to the limited partners and $54,245 to the general partners. The per unit distribution to limited partners during the same period was $49.91. Total distributions during the year ended December 31, 2000 were $588,780 of which $540,523 was distributed to the limited partners and $48,257 to the general partners. The per unit distribution to limited partners during the same period was $55.26.

Since inception of the Partnership, cumulative monthly cash distributions of $7,205,286 have been made to the partners. As of December 31, 2002, $6,540,018 or $668.58 per limited partner unit has been distributed to the limited partners, representing a 100% return of capital and a 34% return on capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change in 2002.

Cash flows provided by operating activities were approximately $229,700 in 2002 compared to $488,700 in 2001 and approximately $525,700 in 2000. The primary sources of the 2002 cash flow from operating activities were profitable operations.

Cash flows provided by investing activities were approximately $3,400 in 2002 compared to $700 in 2001. The Partnership had no cash flow from investing activities during 2000. The principal source of the 2002 cash flows from investing activities was sale of oil and gas properties.

Cash flows used in financing activities were approximately $209,200 in 2002 compared to $542,200 in 2001 and approximately $588,700 in 2000. The only use in financing activities was the distributions to partners.

As of December 31, 2002, the Partnership had approximately $135,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their non-producing properties, the producing reserves continue to deplete causing cash flow to steadily decline.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner may be required to dispose of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             18

Balance Sheets                                                          19

Statements of Operations                                                20

Statement of Changes in Partners' Equity                                21

Statements of Cash Flows                                                22

Notes to Financial Statements                                           23

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund IX-B, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund IX-B, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund IX-B, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 14, 2003

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                  ------    ------
Assets
---------

Current assets:
 Cash and cash equivalents    $  51,870    28,023
  Receivable  from  Managing     83,392    54,594
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           135,262   82,617
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,952,22  2,955,64
                                 2         4
       Less      accumulated
depreciation,
  depletion and amortization     2,688,00  2,667,00
                                 0         0
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     264,222   288,644
                                 --------  --------
                                 ----      ----
                              $  399,484   371,261
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  161       251
distribution payable
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                (62,349)  (67,622)
 Limited partners                461,672   438,632
                                 --------  --------
                                 ----      ----
  Total partners' equity         399,323   371,010
                                 --------  --------
                                 ----      ----
                              $  399,484   371,261
                                 =======   =======













                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2002, 2001 and 2000


                                   2002      2001      2000
                                   ----      ----      ----
Revenues
-------------

Income   from  net   profits  $  328,189   484,452   628,194
interests
Interest                         549       3,546     7,094
Miscellaneous                    4,526     -         -
                                 --------  --------  --------
                                 --        --        --
                                 333,264   487,998   635,288
                                 --------  --------  --------
                                 --        --        --
Expenses
------------

General and administrative       74,813    74,319    72,790
Depreciation, depletion  and     21,000    44,000    15,000
amortization
                                 --------  --------  --------
                                 --        --        --
                                 95,813    118,319   87,790
                                 --------  --------  --------
                                 --        --        --
Net income                    $  237,451   369,679   547,498
                                 ======    ======    ======

Net income allocated to:

 Managing General Partner     $  23,261    37,231    50,625
                                 ======    ======    ======
 General Partner              $  2,584     4,137     5,625
                                 ======    ======    ======
 Limited partners             $  211,606   328,311   491,248
                                 ======    ======    ======
  Per limited partner unit    $    21.63
                                           33.56     50.22
                                 ======    ======    ======















                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2002, 2001 and 2000

                                 General   Limited
                                 Partners  Partners   Total
                                 --------  --------   -----
Balance at December 31, 1999  $  (62,738)  647,798   585,060

 Net income                      56,250    491,248   547,498

 Distributions                   (48,257)  (540,523  (588,780
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2000     (54,745)  598,523   543,778

 Net income                      41,368    328,311   369,679

 Distributions                   (54,245)  (488,202  (542,447
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2001     (67,622)  438,632   371,010

 Net income                      25,845    211,606   237,451

 Distributions                   (20,572)  (188,566  (209,138
                                           )         )
                                 --------  --------  --------
                                 --        ---       --
Balance at December 31, 2002  $  (62,349)  461,672   399,323
                                 ======    ======    ======

























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000


                                   2002      2001      2000
                                  ------    ------    ------
Cash  flows  from  operating
activities:

   Cash  received  from  net  $  309,459   574,333   574,941
profits interests
   Cash   paid  to  Managing
General Partner
   for  administrative  fees
and general
      and     administrative     (84,881)  (89,182)  (56,316)
overhead
 Interest received               549       3,546     7,094
 Miscellaneous settlement        4,526     -         -
                                 --------  --------  --------
                                 ---       ---       --
    Net  cash  provided   by     229,653   488,697   525,719
operating activities
                                 --------  --------  --------
                                 ---       ---       --
Cash   flows   provided   by
investing activities:

   Sale   of  oil  and   gas     3,422     720       -
properties
                                 --------  --------  --------
                                 ---       ---       --
Cash flows used in financing
activities:

 Distributions to partners       (209,228  (542,197  (588,734
                                 )         )         )
                                 --------  --------  --------
                                 ---       ---       ---
Net  increase (decrease)  in
cash and
 cash equivalents                23,847    (52,780)  (63,015)

Beginning of year                28,023    80,803    143,818
                                 --------  --------  --------
                                 ---       ---       --
End of year                   $  51,870    28,023    80,803
                                 ======    ======    ======
Reconciliation of net income
to net cash
   provided   by   operating
activities:

Net income                    $  237,451   369,679   547,498

Adjustments to reconcile net
income to net
  cash provided by operating
activities:

 Depreciation, depletion and     21,000    44,000    15,000
amortization
   (Increase)  decrease   in     (18,730)  89,881    (53,252)
receivables
   (Decrease)  increase   in     (10,068)  (14,863)  16,473
payables
                                 --------  --------  --------
                                 ---       ---       --
Net    cash   provided    by  $  229,653   488,697   525,719
operating activities
                                 ======    ======    ======





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

     Revenues, costs and expenses are allocated as follows:

                              Limited   General
                              Partners  Partners
                              --------  --------
Oil and gas sales             90%       10%
Interest  income on  capital  100%      -
contributions
All other revenues            90%       10%
Organization  and   offering  100%      -
costs (1)
Syndication costs             100%      -
Amortization of organization  100%      -
costs
Property acquisition costs    100%      -
Gain/loss    on     property  90%       10%
disposition
Operating and administrative  90%       10%
costs (2)
Depreciation, depletion  and
amortization
 of oil and gas properties    100%      -
All other costs               90%       10%

          (1) All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

          (2) Administrative costs in any year, which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

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

     Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies -continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2002, there were no timing differences, which resulted in a deficit net profit interest.

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

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs, which improve a property as compared with the condition of the property when originally constructed or acquired and costs, which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Revenue Recognition
     We recognize oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2002, 2001 and 2000 the Partnership was overproduced by 364 mcf of gas, respectively.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 2002 and 2001 is $52,441 and $134,867, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2002, 2001 and 2000, there were 9,782 limited partner units outstanding held by 610, 610 and 602 partners.

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

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

     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $68,400, $69,300 and $65,500 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for administrative overhead attributable to operating the partnership have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $33,500 $15,000 and $22,400 for the years ended December 31, 2002,
     2001 and 2000, respectively. The amounts for oilfield services performed for the partnership by affiliates of the Managing General Partner have been deducted from gross oil and gas revenues in the determination of net profit interest.

     Southwest Royalties, Inc., the Managing General Partner, was paid $68,400 during 2002, 2001 and 2000 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $83,400 and $54,600 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2002 and 2001, respectively.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 2002: Phillips 66 Company for 52% and Duke Energy Field Services LP for 17%. Two purchasers accounted for 63% of the Partnership's total oil and gas production during 2001: Phillips 66 Company for 48% and Duke Energy Field Services for 15%. One purchaser accounted for 69% of the Partnership's total oil and gas production during 2000: Phillips 66 Company 69%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:


                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                               -----      ----
Proved     developed     and
undeveloped reserves -


January 1, 2000               279,000   1,156,00
                                        0

   Revisions   of   previous  50,000    614,000
estimates
 Production                   (20,000)  (130,000
                                        )
                              --------  --------
                              ----      ----
December 31, 2000             309,000   1,640,00
                                        0

   Revisions   of   previous  (100,000  (741,000
estimates                     )         )
 Production                   (21,000)  (115,000
                                        )
                              --------  --------
                              ----      ----
December 31, 2001             188,000   784,000

   Revisions   of   previous  18,000    188,000
estimates
 Production                   (18,000)  (104,000
                                        )
                              --------  --------
                              ----      ----
December 31, 2002             188,000   868,000
                              =======   =======

Proved developed reserves -

December 31, 2000             293,000   1,564,00
                                        0
                              =======   =======
December 31, 2001             183,000   686,000
                              =======   =======
December 31, 2002             185,000   762,000
                              =======   =======

     All of the Partnership's reserves are located within the continental United States.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.25 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.30 per Mcf.

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

     The Partnership has reserves, which are classified as proved developed producing, proved developed non-producting and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                   2002      2001      2000
                                  -----     -----     -----
Future cash inflows, net of
  production and development  $  5,266,00  2,618,00  15,466,0
costs                            0         0         00
10% annual discount for
  estimated timing  of  cash     2,244,00  1,063,00  7,508,00
flows                            0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
Standardized measure of
  discounted future net cash  $  3,022,00  1,555,00  7,958,00
flows                            0         0         0
                                 =======   =======   =======


     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002      2001      2000
                                  -----     -----     -----
Sales   of   oil   and   gas
produced,
 net of production costs      $  (328,000  (484,000  (628,000
                                 )         )         )
Changes   in   prices    and     1,277,00  (6,196,0  3,793,00
production costs                 0         00)       0
Changes of production rates
 (timing) and others             (86,000)  572,000   (172,000
                                                     )
Sales of minerals in place                 -         -
Revisions of previous
 quantities estimates            448,000   (1,091,0  2,081,00
                                           00)       0
Accretion of discount            156,000   796,000   262,000
Discounted future net
 cash flows -
Beginning of year                1,555,00  7,958,00  2,622,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  3,022,00  1,555,00  7,958,00
                                 0         0         0
                                 =======   =======   =======

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                           Quarter
                            --------------------------------------
                                           --------
                             First     Second    Third     Fourth
                             ------   -------    ------    ------
2002:
 Total revenues          $  57,048    87,841    91,333    97,042
 Total expenses             22,400    24,522    24,397    24,494
 Net income                 34,648    63,319    66,936    72,548
 Net income per limited
  partners unit                3.15
                                      5.83      6.11      6.54

2001:
 Total revenues          $  211,858   128,863   91,878    55,399
 Total expenses             25,257    31,026    35,274    26,762
 Net income                 186,601   97,837    56,604    28,637
 Net income per limited
  partners unit               17.10
                                      8.88      5.03      2.55


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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since April 19, 2002 Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $68,400 during 2002, 2001 and 2000 as an annual administrative fee for indirect general and administrative overhead expense.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases, the Managing General Partner also owns
318.0 limited partner units, or a 2.9% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.9%.

No officer or director of the Managing General Partner owns units in the Partnership. H. H. Wommack, III, as the individual general partner of the
Partnership, owned a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of March 1, 2003. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        2.9%
Interest               Inc.                      Owns
                       Managing      General     318.0
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      2.9%
Interest                                         Owns
                       Chairman    of    the     318.0
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2002, the Managing General Partner received $68,400 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $68,400 for administrative overhead attributable to operating such properties during 2002.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $33,500 for the year ended December 31, 2002.

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

                  99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Certification pursuant to 18 U.S.C. Section 1350

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2002.

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


                          Southwest Royalties Institutional Income
                          Fund IX-B, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 ------------------------------------------
-----
                                           H. H. Wommack, III, President


                          Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ H. H. Wommack, III                    By:    /s/   James    N.
                                             Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   William    P.                  By:    /s/   Joseph   J.
Nicoletti                                    Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Richard    D.                  By:  /s/ John M. White
Rinehart
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Herbert    C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date:     March 28, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund IX-B, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund IX-B, L.P.

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund IX-B, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund IX-B, L.P.

                          Exhibit Index


Item No.     Description                                           Page No.

             Exhibit 99.1 Certification pursuant to 18 U.S.C.       41
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C.       42
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund IX-B, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund IX-B, L.P.