Form 10-Q
period 2003-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2003-05-15
CIK 847384

1 of 19
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                          Yes   X   No___

        The total number of pages contained in this report is 19.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund IX-B, L.P.

                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2003      2002
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  71,095    51,870
  Receivable  from  Managing     133,234   83,392
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           204,329   135,262
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,084,20  2,952,22
                                 4         2
       Less      accumulated
depreciation,
         depletion       and     2,723,29  2,688,00
amortization                     7         0
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     360,907   264,222
                                 --------  --------
                                 ----      ----
                              $  565,237   399,484
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  74        161
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      376,316   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                (79,866)  (62,349)
 Limited partners                268,713   461,672
                                 --------  --------
                                 ----      ----
  Total partners' equity         188,847   399,323
                                 --------  --------
                                 ----      ----
                              $  565,237   399,484
                                 =======   =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended
                                     March 31,
                                   2003      2002
                                  -----     -----
Revenues
--------

Income   from  net   profits  $  167,555   56,905
interests
Interest                         124       143
                                 --------  --------
                                 --        -
                                 167,679   57,048
                                 --------  --------
                                 --        -
Expenses
--------

General and administrative       18,525    18,400
Depreciation, depletion  and     6,000     4,000
amortization
Accretion                        7,379     -
                                 --------  --------
                                 --        -
                                 31,904    22,400
                                 --------  --------
                                 --        -
Net income before cumulative  $  135,775   34,648
effect

Cumulative effect of  change     (266,252  -
in accounting principle          )
                                 --------  --------
                                 --        -
Net income (loss)             $  (130,477  34,648
                                 )
                                 ======    =====
Net  income (loss) allocated
to:

 Managing General Partner     $  (8,566)   3,479
                                 ======    =====
 General partner              $  (952)     386
                                 ======    =====
 Limited partners             $  (120,959  30,783
                                 )
                                 ======    =====
  Per limited partner unit    $  (12.37)      3.15
                                 ======    =====

         Southwest Royalties Institutional Income Fund IX-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  108,486   63,954
 Cash paid to suppliers               (9,298)   (21,325)
 Interest received                    124       143
                                      --------  --------
                                      --        -
   Net cash provided by operating     99,312    42,772
activities
                                      --------  --------
                                      --        -
Cash   flows  used  in  financing
activities:

 Distributions to partners            (80,087)  (50,085)
                                      --------  --------
                                      --        -
Net  increase (decrease) in  cash     19,225    (7,313)
and cash equivalents

 Beginning of period                  51,870    28,023
                                      --------  --------
                                      --        -
 End of period                     $  71,095    20,710
                                      ======    =====
Reconciliation  of   net   income
(loss)  to net
   cash   provided  by  operating
activities:

Net income (loss)                  $  (130,477  34,648
                                      )

Adjustments   to  reconcile   net
income (loss) to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     6,000     4,000
amortization
 Accretion                            7,379     -
  Cumulative effect of change  in     266,252   -
accounting principle
     (Increase)    decrease    in     (59,069)  7,049
receivables
 Increase (decrease) in payables      9,227     (2,925)
                                      --------  --------
                                      --        -
Net  cash  provided by  operating  $  99,312    42,772
activities
                                      ======    =====

Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption              $  102,684   -
        of SFAS No.143
                                      ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $102,684, a long term liability of approximately $368,937 and a charge of approximately $266,252 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $376,316, and the increase in the balance from January 1, 2003 of $7,379 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $27,860 and $2.85, respectively.

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

Based on current conditions, management anticipates performing drilling projects and workovers during the years 2003 and 2004 to enhance production. The partnership may have an increase in production volumes for the years 2003 and 2004, otherwise, the partnership will most likely experience the historical production decline, which has approximated 8% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the three months ended March 31, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of March 31, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The Partnership's interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.



The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are on an annual basis prepared by outside consultants. Quarterly reserve estimates are prepared by the Managing General Partner's internal staff of engineers.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended March 31, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2003      2002    (Decreas
                                                   e)
                             -----     -----    --------
                                                  ----
Average    price    per  $    32.47             68%
barrel of oil                         19.32
Average  price per  mcf  $     5.22             202%
of gas                                1.73
Oil    production    in     4,200     4,700     (11%)
barrels
Gas production in mcf       21,100    25,800    (18%)
Income from net profits  $  167,555   56,905    194%
interests
Partnership              $  80,000    50,000    60%
distributions
Limited         partner  $  72,000    45,000    60%
distributions
Per  unit  distribution
to limited
 partners                $     7.36             60%
                                      4.60
Number    of    limited     9,782     9,782
partner units

Revenues

The Partnership's income from net profits interests increased to $167,555 from $56,905 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 194%. The principal factors affecting the comparison of the quarters ended March 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 by 68%, or $13.15 per barrel, resulting in an increase of approximately $55,200 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended March 31, 2003 as compared to 67% during the quarter ended March 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 202%, or $3.49 per mcf, resulting in an increase of approximately $73,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $128,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 11% during the same period, resulting in a decrease of approximately $9,700 in income from net profits interests.

    Gas production decreased approximately 4,700 mcf or 18% during the same period, resulting in a decrease of approximately $8,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $17,800. The decrease in gas production is primarily due to a property sale during November 2002, which produced approximately 4,500 mcf during the quarter ended March 31, 2002.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $400 more during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

Costs and Expenses

Total costs and expenses increased to $31,904 from $22,400 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 42%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

2. Depletion expense increased to $6,000 for the quarter ended March 31, 2003 from $4,000 for the same period in 2002. This represents an increase of 50%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate if the units of production method were applied to 2002 would have increased 2002 depletion expense by $2,000 and decreased 2002 net income by $2,000. The contributing factors to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003 was $.80 applied to 7,717 BOE as compared to $.71 applied to 9,000 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $102,684, a long term liability of approximately $368,937 and a charge of approximately $266,252 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $376,316, and the increase in the balance from January 1, 2003 of $7,379 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $27,860 and $2.85, respectively.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $99,300 in the quarter ended March 31, 2003 as compared to approximately $42,800 in the quarter ended March 31, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $80,100 in the quarter ended March 31, 2003 as compared to approximately $50,100 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2003 were $80,000 of which $72,000 was distributed to the limited partners and $8,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $7.36. Total distributions during the quarter ended March 31, 2002 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2002 was $4.60.

The source for the 2003 distributions of $80,000 was oil and gas operations of approximately $99,300, resulting in excess cash for contingencies or subsequent distributions. The source for the 2002 distributions of $50,000 was oil and gas operations of approximately $42,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,205,286 have been made to the partners. As of March 31, 2003, $6,540,018 or $668.58 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 34% return on capital contributed.

As of March 31, 2003, the Partnership had approximately $204,300 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their properties, the producing reserves continue to deplete causing cash flow to steadily decline.

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

Recent Accounting Pronouncements

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements. This statement has been adopted by the Partnership effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 has been reported as a cumulative effect of a change in accounting principle.

In April 2004, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND IX-B, L.P.
                              a Delaware limited partnership

                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   --------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 15, 2003

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
     (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund IX-B, L.P.