Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2003-11-14
CIK 847384

1 of 24
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the period ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  78,793    51,870
  Receivable  from  Managing     68,104    83,392
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           146,897   135,262
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,000,24  2,952,22
                                 7         2
       Less      accumulated
depreciation,
         depletion       and     2,644,02  2,720,00
amortization                     1         0
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     356,226   232,222
                                 --------  --------
                                 ----      ----
                              $  503,123   367,484
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  98        161
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      174,158   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                (63,964)  (62,349)
 Limited partners                392,831   429,672
                                 --------  --------
                                 ----      ----
  Total partners' equity         328,867   367,323
                                 --------  --------
                                 ----      ----
                              $  503,123   367,484
                                 =======   =======

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                    September 30,       September 30,
                                    2003      2002      2003      2002
                                            (Restate            (Restate
                                               d)                  d)
                                    ----      ----      ----      ----
Revenues
-------------
Income from net profits         $ 99,495    91,180    351,047   231,288
interests
Interest                          178       153       554       407
Miscellaneous settlement          -         -         (19)      4,526
                                  --------  --------  --------  --------
                                  -         -         --        ---
                                  99,673    91,333    351,582   236,221
                                  --------  --------  --------  --------
                                  -         -         --        ---
Expenses
------------
General and administrative        20,774    19,397    66,056    56,318
Depreciation, depletion and       5,000     5,000     16,000    17,000
amortization
Accretion of asset retirement     3,287     -         9,833     -
obligation
                                  --------  --------  --------  --------
                                  -         -         --        ---
                                  29,061    24,397    91,889    73,318
                                  --------  --------  --------  --------
                                  -         -         --        ---
Net income before cumulative      70,612    66,936    259,693   162,903
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -         -         (11,845)  -
See Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method     -         -         -         (31,000)
- See Note 4
                                  --------  --------  --------  --------
                                  -         -         --        ---
Net income                      $ 70,612    66,936    247,848   131,903
                                  =====     =====     ======    ======

Net income allocated to:
 Managing General Partner       $ 6,805     6,474     23,747    16,191
                                  =====     =====     ======    ======
 General Partner                $ 756       720       2,638     1,799
                                  =====     =====     ======    ======
 Limited Partners               $ 63,051    59,742    221,463   113,913
                                  =====     =====     ======    ======
 Per limited partner unit       $   6.45
before cumulative effect                    6.11      23.73     14.82
 Cumulative effects per           -         -         (1.09)    (3.17)
limited partner unit
                                  --------  --------  --------  --------
                                  -         -         --        ---
 Per limited partner unit       $   6.45
                                            6.11      22.64     11.65
                                  =====     =====     ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative   $ -         63,924    -         153,868
effect
                                  =====     =====     ======    ======
  Per limited partner unit      $ -           5.82    -          13.98
(9,782.0)
                                  =====     =====     ======    ======
 Net income                     $ -         63,924    -         122,868
                                  =====     =====     ======    ======
  Per limited partner unit      $ -           5.82    -          10.81
(9,782.0)
                                  =====     =====     ======    ======

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                     Nine Months Ended
                                       September 30,
                                       2003     2002
                                              (Restat
                                                ed)
                                       ----     ----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests                $ 344,545  186,941
 Cash paid to suppliers              (44,266  (51,111
                                     )        )
 Interest received                   554      407
 Miscellaneous settlement            (19)     4,526
                                     -------  -------
                                     ----     ----
  Net cash provided by operating     300,814  140,763
activities
                                     -------  -------
                                     ----     ----
Cash flows provided by investing
activities
 Sale of oil and gas property        12,476   -
                                     -------  -------
                                     ----     ----
Cash flows used in financing
activities
 Distributions to partners           (286,36  (134,93
                                     7)       9)
                                     -------  -------
                                     ----     ----
  Net increase in cash and cash      26,923   5,824
equivalents

 Beginning of period                 51,870   28,023
                                     -------  -------
                                     ----     ----
 End of period                     $ 78,793   33,847
                                     ======   ======
Reconciliation of net income to
net cash
 provided by operating activities

Net income                         $ 247,848  131,903

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and         16,000   17,000
amortization
 Accretion of asset retirement       9,833    -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143           11,845   -
 Cumulative effect of change in
accounting
  principle - change in depletion    -        31,000
method
 Increase in receivables             (6,502)  (44,347
                                              )
 Increase in payables                21,789   5,207
                                     -------  -------
                                     ----     ----
Net cash provided by operating     $ 300,814  140,763
activities
                                     ======   ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                  $ 151,827  -
                                     ======   ======
 Increase in oil and gas
properties SFAS No. 143
  Additional wells due to farmout  $ 653      -
arrangement
                                     ======   ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $151,827, a long term liability of approximately $163,672 and a loss of approximately $11,845 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $174,158. The increase in the balance from January 1, 2003 is due to accretion expense of $9,833 plus the addition of new wells for $653. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $31,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $2,000 ($.20 per limited partner unit) and net income by $33,000 ($3.37 per limited partner unit).

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $32,000 from $264,222 to $232,222 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                        Three Months Ended       Nine Months Ended
                               (1)
                                  Previous                Previously
                                     ly
                                  Reported     Restated    Reported
Depreciation,
depletion and
 amortization                       5,000      17,000    15,000
Income before                     66,936        162,903   164,903
cumulative effect
Cumulative effect of
change in
 accounting principle             -             (31,000)  -
Net income                        66,936        131,903   164,903
 Net income allocated
to:
 Managing General                 6,474         16,191    16,191
Partner
 General partner                  720           1,799     1,799
 Limited partners                 59,742        113,913   146,913
  Income per limited
partner
    unit before                                               15.02
cumulative effect                 6.11         14.82
  Cumulative effect
per limited
    partner unit                       -                      -
                                               (3.17)
  Net income per
limited
    partner unit                                              15.02
                                  6.11         11.65

(1) There was no effect due to the change in depletion method on the quarter ended September 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $    28.65             7%
oil                                        26.89
Average price per mcf of gas  $     3.76             55%
                                           2.42
Oil production in barrels        3,400     4,900     (31%)
Gas production in mcf            21,000    29,100    (28%)
Income   from  net   profits  $  99,495    91,180    9%
interests
Partnership distributions     $  106,304   40,000    166%
Limited              partner  $  96,304    36,000    168%
distributions
Per  unit  distribution   to
limited
 partners                     $     9.85             168%
                                           3.68
Number  of  limited  partner     9,782     9,782
units

Revenues

The Partnership's income from net profits interests increased to $99,495 from $91,180 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 9%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 7%, or $1.76 per barrel, resulting in an increase of approximately $6,000 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 65% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 55%, or $1.34 per mcf, resulting in an increase of approximately $28,100 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $34,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 bbls or 31% during the same period, resulting in a decrease of approximately $40,300 in income from net profits interest.

    Gas production decreased approximately 8,100 mcf or 28% during the same period, resulting in a decrease of approximately $19,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $59,900. The sale of two oil and gas properties were the primary reason for the declines in both oil and gas production. Mechanical problems on another oil and gas property contributed to the drop in both oil and gas volumes.

3. Lease operating costs and production taxes were 31% lower, or approximately $34,100 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The decrease in lease operating costs is the result of the sale of two properties.

Costs and Expenses

Total costs and expenses increased to $29,061 from $24,397 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 19%. The increase is the result of the addition of accretion expense and higher general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $1,400 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. Depletion expense remained unchanged for the quarter ended September 30, 2003 for the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
    production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method for the quarter ended September 30, 2002(See Note 4 of the notes to the financial statements).

B.  General Comparison of the Nine Month Periods Ended September 30, 2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                Nine Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    29.83             28%
barrel of oil                         23.33
Average  price per  mcf  $     4.34             85%
of gas                                2.34
Oil    production    in     11,400    14,200    (20%)
barrels
Gas production in mcf       58,700    82,500    (29%)
Income from net profits  $  351,047   231,288   52%
interests
Partnership              $  286,304   135,000   112%
distributions
Limited         partner  $  258,304   121,500   113%
distributions
Per  unit  distribution
to limited
 partners                $    26.41             113%
                                      12.42
Number    of    limited     9,782     9,782
partner units

Revenues

The Partnership's income from net profits interests increased to $351,047 from $231,288 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 52%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 28%, or $6.50 per barrel, resulting in an increase of approximately $74,100 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 63% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $2.00 per mcf, resulting in an increase of approximately $117,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $191,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 20% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $65,300 in income from net profits interests.

    Gas production decreased approximately 23,800 mcf or 29% during the same period, resulting in a decrease of approximately $55,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $121,000. The sale of two oil and gas properties contributed to lower volumes of both oil production and gas production. Several oil and gas properties have sharp decline in oil production and gas production.

3. Lease operating costs and production taxes were 17% lower, or approximately $49,000 less during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The lower lease operating costs were the result of the sale of two properties.

Costs and Expenses

Total costs and expenses increased to $91,889 from $73,318 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 25%. The increase is the result of the addition of accretion expense and higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $9,700 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

2.  Depletion  expense  decreased to $16,000  for  the  nine  months  ended
    September  30,  2003 from $17,000 for the same period  in  2002.   This
    represents a decrease of 6%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $2,000 and decrease net income for the nine months ended September 30, 2002 by $33,000(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $151,827, a long term liability of approximately $163,672 and a loss of approximately $11,845 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $174,158. The increase in the balance from January 1, 2003 is due to accretion expense of $9,833 plus the addition of new wells for $653. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $300,800 in the nine months ended September 30, 2003 as compared to approximately $140,800 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $12,500 in the nine months ended September 30, 2003. There were no cash flows provided by investing activities for the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $286,400 in the nine months ended September 30, 2003 as compared to approximately $134,900 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $286,304 of which $258,304 was distributed to the limited partners and $28,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $26.41. Total distributions during the nine months ended September 30, 2002 were $135,000 of which $121,500 was distributed to the limited partners and $13,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $12.42.

The  source  for  the  2003  distributions of  $286,304  was  oil  and  gas operations  of  approximately  $300,800 and  the  change  of  oil  and  gas
properties  of  approximately  $12,500,  resulting  in  excess   cash   for
contingencies  or  subsequent  distributions.  The  sources  for  the  2002 distributions of $135,000 were oil and gas operations of approximately $140,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $7,491,590 have been made to the partners. As of September 30, 2003, $6,798,322 or $694.98 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 39% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $146,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation
described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

                            CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund IX-B, L.P.