Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2004-11-15
CIK 847384

1 of 18
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                  (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


         Southwest Royalties Institutional Income Fund IX-B, L.P.
                              Balance Sheets

                                                     Septembe  December
                                                      r 30,       31,
                                                       2004      2003
                                                      ------    ------
                                                     (unaudit
                                                       ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $                      54,488    72,454
  Receivable  from  Managing                         104,552   79,145
General Partner
                                                     --------  ---------
                                                     ----      ---
  Total current assets                               159,040   151,599
                                                     --------  ---------
                                                     ----      ---
Oil  and  gas  properties  -
using the full-
 cost method of accounting                           3,000,24  3,000,247
                                                     7
       Less      accumulated
depreciation,
  depletion and amortization                         2,658,38  2,647,021
                                                     3
                                                     --------  ---------
                                                     ----      ---
  Net oil and gas properties                         341,864   353,226
                                                     --------  ---------
                                                     ----      ---
                              $                      500,904   504,825
                                                     =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $                      92        64
distribution payable
                                                     --------  ---------
                                                     ----      ---

Asset retirement obligation                          188,091   177,445
                                                     --------  ---------
                                                     ----      ---
Partners' equity:
 General partner                                     (64,142)  (63,820)
 Limited partners                                    376,863   391,136
                                                     --------  ---------
                                                     ----      ---
  Total partners' equity                             312,721   327,316
                                                     --------  ---------
                                                     ----      ---
                              $                      500,904   504,825
                                                     =======   =======


         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                    September 30,       September 30,
                                    2004      2003      2004      2003
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits         $ 138,049   99,495    393,446   351,047
interests
Interest                          112       178       423       554
Miscellaneous settlement          -         -         260       (19)
                                  --------  --------  --------  --------
                                  --        -         --        --
                                  138,161   99,673    394,129   351,582
                                  --------  --------  --------  --------
                                  --        -         --        --
Expenses
------------
General and administrative        21,922    20,774    66,716    66,056
Depreciation, depletion and       3,362     5,000     11,362    16,000
amortization
Accretion of asset retirement     3,549     3,287     10,647    9,833
obligation
                                  --------  --------  --------  --------
                                  --        -         --        --
                                  28,833    29,061    88,725    91,889
                                  --------  --------  --------  --------
                                  --        -         --        --
Net income before cumulative      109,328   70,612    305,404   259,693
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -         -         -         (11,845)
See Note 3
                                  --------  --------  --------  --------
                                  --        -         --        --
Net income                      $ 109,328   70,612    305,404   247,848
                                  ======    =====     ======    ======

Net income allocated to:
 Managing General Partner       $ 10,142    6,805     28,509    23,747
                                  ======    =====     ======    ======
 General Partner                $ 1,127     756       3,168     2,638
                                  ======    =====     ======    ======
 Limited Partners               $ 98,059    63,051    273,727   221,463
                                  ======    =====     ======    ======
 Per limited partner unit       $  10.02
before cumulative effect                    6.45      27.98     23.73
 Cumulative effects per           -         -         -         (1.09)
limited partner unit
                                  --------  --------  --------  --------
                                  --        -         --        --
 Per limited partner unit       $  10.02
                                            6.45      27.98     22.64
                                  ======    =====     ======    ======

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                     Nine Months Ended
                                       September 30,
                                       2004     2003
                                      -----    -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests                $ 357,482  348,427
 Cash paid to suppliers              (56,159  (48,148
                                     )        )
 Interest received                   423      554
 Miscellaneous settlement            260      (19)
                                     -------  -------
                                     ---      ---
  Net cash provided by operating     302,006  300,814
activities
                                     -------  -------
                                     ---      ---
Cash flows provided by investing
activities
 Sale of oil and gas property        -        12,476
                                     -------  -------
                                     ---      ---
Cash flows used in financing
activities
 Distributions to partners           (319,97  (286,36
                                     2)       7)
                                     -------  -------
                                     ---      ---
  Net (decrease) increase in cash    (17,966  26,923
and cash equivalents                 )

 Beginning of period                 72,454   51,870
                                     -------  -------
                                     ---      ---
 End of period                     $ 54,488   78,793
                                     ======   ======
Reconciliation of net income to
net cash
 provided by operating activities

Net income                         $ 305,404  247,848

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and         11,362   16,000
amortization
 Accretion of asset retirement       10,647   9,833
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143           -        11,845
 Increase in receivables             (35,964  (2,620)
                                     )
 Increase in payables                10,557   17,908
                                     -------  -------
                                     ---      ---
Net cash provided by operating     $ 302,006  300,814
activities
                                     ======   ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                  $ -        151,827
                                     ======   ======
 Increase in oil and gas
properties SFAS No. 143
  Additional wells due to farmout  $ -        653
arrangement
                                     ======   ======

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund IX-B, L.P. was organized under the laws of the state of Delaware on March 9, 1989, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $151,827, a long term liability of approximately $163,672 and a loss of approximately $11,845 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $188,091. The increase in the balance from January 1, 2004 is due to accretion expense of $10,647.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $    41.50             45%
oil                                        28.65
Average price per mcf of gas  $     4.85             29%
                                           3.76
Oil production in barrels        3,334     3,400     (2%)
Gas production in mcf            16,277    21,000    (22%)
Income   from  net   profits  $  138,049   99,495    39%
interests
Partnership distributions     $  100,000   106,304   (6%)
Limited              partner  $  90,000    96,304    (7%)
distributions
Per  unit  distribution   to
limited
 partners                     $     9.20             (7%)
                                           9.85
Number  of  limited  partner     9,782     9,782
units

Revenues

The Partnership's income from net profits interests increased to $138,049 from $99,495 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 39%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 45%, or $12.85 per barrel, resulting in an increase of approximately $42,800 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 55% during the quarter ended September 30, 2003.

     The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $1.09 per mcf, resulting in an increase of approximately $17,700 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $60,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 66 bbls or 2% during the same period, resulting in a decrease of approximately $1,900 in income from net profits interest.

    Gas production decreased approximately 4,723 mcf or 22% during the same period, resulting in a decrease of approximately $17,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $19,700. The decrease in gas volumes is due to production declines on two properties.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $2,400 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $28,833 from $29,061 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 1%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,100 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $3,362 for the quarter ended September 30, 2004 from $5,000 for the same period in 2003. This represents a decrease of 33%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.56 applied to 6,047 BOE as compared to $.72 applied to 6,900 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $3,549 for the quarter ended September 30, 2004 from $3,287 for the same period in 2003. This represents an increase of 8%.



B.  General Comparison of the Nine-Month Periods Ended September 30, 2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                Nine Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2004      2003    (Decreas
                                                   e)
                             -----      -----   --------
                                                   --
Average    price    per  $    37.35             25%
barrel of oil                         29.83
Average  price per  mcf  $     4.92             13%
of gas                                4.34
Oil    production    in     10,524    11,400    (8%)
barrels
Gas production in mcf       47,447    58,700    (19%)
Income from net profits  $  393,446   351,047   12%
interests
Partnership              $  320,000   286,304   12%
distributions
Limited         partner  $  288,000   258,304   11%
distributions
Per  unit  distribution
to limited
 partners                $    29.44             11%
                                      26.41
Number    of    limited     9,782     9,782
partner units

Revenues

The Partnership's income from net profits interests increased to $393,446 from $351,047 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 12%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 25%, or $7.52 per barrel, resulting in an increase of approximately $79,100 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 57% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.58 per mcf, resulting in an increase of approximately $48,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $106,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 876 barrels or 8% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $26,100 in income from net profits interests.

    Gas production decreased approximately 11,253 mcf or 19% during the same period, resulting in a decrease of approximately $48,800 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $74,900. The decrease in gas volumes is the result of a lower net revenue interest on three producing properties partially offset by larger volumes from recompleted wells on those properties.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $10,700 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $88,725 from $91,889 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 3%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $700 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $11,362 for the nine months ended September 30, 2004 from $16,000 for the same period in 2003. This represents a decrease of 29%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.62 applied to 18,432 BOE as compared to $.76 applied to 21,183 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  increased to $10,647  for  the  nine  months  ended
    September  30,  2004  from $9,833 for the same period  in  2003.   This
    represents an increase of 8%.


Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $302,000 in the nine months ended September 30, 2004 as compared to approximately $300,800 in the nine months ended September 30, 2003.

There were no cash flows provided by investing activities for the nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $12,500 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $320,000 in the nine months ended September 30, 2004 as compared to approximately $286,400 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $320,000 of which $288,000 was distributed to the limited partners and $32,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $29.44. Total distributions during the nine months ended September 30, 2003 were $286,304 of which $258,304 was distributed to the limited partners and $28,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $26.41.

The sources for the 2004 distributions of $320,000 were oil and gas operations of approximately $302,000, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $286,304 was oil and gas operations of approximately $300,800 and the change of oil and gas properties of approximately $12,500, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $7,913,326 have been made to the partners. As of September 30, 2004, $7,177,884 or $733.78 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 47% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $158,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.




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


Date:  November 15, 2004


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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.




                            CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund IX-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund IX-B, L.P.