Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2005-08-15
CIK 847384

17

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  38,121    74,177
  Receivable  from  Managing     74,057    76,872
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           112,178   151,049
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,000,24  3,000,24
                                 7         7
       Less      accumulated
depreciation,
  depletion and amortization     2,668,42  2,661,44
                                 4         8
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     331,823   338,799
                                 --------  --------
                                 ----      ----
                              $  444,001   489,848
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  92        188
distribution payable
                                 --------  --------
                                 ----      ----
Asset retirement obligation      196,151   189,895
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partners                (70,593)  (66,090)
 Limited partners                318,351   365,855
                                 --------  --------
                                 ----      ----
  Total partners' equity         247,758   299,765
                                 --------  --------
                                 ----      ----
                              $  444,001   489,848
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Income    from   net   profits  $  170,596   131,108   328,716   255,398
interests
Interest                           337       151       609       310
Other                              -         -         -         260
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   170,933   131,259   329,325   255,968
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation,  depletion   and     3,416     4,000     6,976     8,000
amortization
Accretion expense                  3,128     3,549     6,256     7,098
General and administrative         21,636    23,837    43,100    44,794
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   28,180    31,386    56,332    59,892
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  142,753   99,873    272,993   196,076
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  13,155    9,348     25,198    18,367
                                   ======    ======    ======    ======
 General Partner                $  1,462     1,039     2,799     2,041
                                   ======    ======    ======    ======
 Limited partners               $  128,136   89,486    244,996   175,668
                                   ======    ======    ======    ======
  Per limited partner unit      $    13.10
                                             9.15      25.05     17.96
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                    Six Months Ended
                                        June 30,
                                     2005      2004
                                    -----     -----
Cash   flows  from   operating
activities:

  Cash  received  from  income
from net profits
  interests                     $  331,531   237,495
 Cash paid to suppliers            (43,100)  (44,794)
 Interest received                 609       310
 Other                             -         260
                                   --------  --------
                                   --        --
    Net   cash   provided   by     289,040   193,271
operating activities
                                   --------  --------
                                   --        --
Cash   flows  from   financing
activities:

 Distributions to partners         (325,000  (220,000
                                   )         )
    Decrease   (increase)   in     (96)      85
distribution payable
                                   --------  --------
                                   --        --
   Net  cash used in financing     (325,096  (219,915
activities                         )         )
                                   --------  --------
                                   --        --

Net  decrease in cash and cash     (36,056)  (26,644)
equivalents

Beginning of period                74,177    72,454
                                   --------  --------
                                   --        --
End of period                   $  38,121    45,810
                                   ======    ======
Reconciliation of  net  income
to net cash
    provided    by   operating
activities:

Net income                      $  272,993   196,076

Adjustments  to reconcile  net
income to net
  cash  provided by  operating
activities:

  Depreciation, depletion  and     6,976     8,000
amortization
 Accretion expense                 6,256     7,098
    Decrease   (increase)   in     2,815     (17,903)
receivables
                                   --------  --------
                                   --        --
Net cash provided by operating  $  289,040   193,271
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        3,213     3,690     (13%)
Gas production in mcf            13,978    15,300    (9%)
Total BOE                          5,543             (11%)
                                           6,240
Average price per barrel  of  $    48.75             34%
oil                                        36.34
Average price per mcf of gas  $     6.85             40%
                                           4.89
Income   from  net   profits  $  170,596   131,108   30%
interests
Partnership distributions     $  175,000   100,000   75%
Limited              partner  $  157,500   90,000    75%
distributions
Per  unit  distribution   to  $    16.10             75%
limited partners                           9.20
Number  of  limited  partner     9,782     9,782
units

Income from net profits

The Partnership's income from net profits interests increased to $170,596 from $131,108 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 30%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 34%, or $12.41 per barrel, resulting in an increase of approximately $39,900 in income from net profits interests. Oil sales represented 62% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 64% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $1.96 per mcf, resulting in an increase of approximately $27,400 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $67,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 477 barrels or 13% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $17,300 in income from net profits interests.

Gas production decreased approximately 1,322 mcf or 9% during the same period, resulting in a decrease of approximately $6,500 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $23,800. The decrease in oil production is from a well that ceased production in the first quarter 2005.

Lease operating costs and production taxes were 5% higher, or approximately $4,000 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $28,180 from $31,386 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 10%. The decrease is a result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,200 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $3,416 for the quarter ended June 30, 2005 from $4,000 for the same period in 2004. This represents a decrease of 15%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.62 applied to 5,543 BOE as compared to $.64 applied to 6,240 BOE for the same period in 2004.

Accretion expense decreased to $3,128 for the quarter ended June 30, 2005 from $3,549 for the same period in 2004. This represents a decrease of 12%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                Six Months
                                   Ended        Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     6,508     7,190     (9%)
barrels
Gas production in mcf       29,292    31,170    (6%)
Total BOE                    11,390             (8%)
                                      12,385
Average    price    per  $    46.75             32%
barrel of oil                         35.43
Average  price per  mcf  $     5.74             16%
of gas                                4.95
Income from net profits  $  328,716   255,398   29%
interests
Partnership              $  325,000   220,000   48%
distributions
Limited         partner  $  292,500   198,000   48%
distributions
Per  unit  distribution  $    29.90             48%
to limited partners                   20.24
Number    of    limited     9,782     9,782
partner units

Income from net profits

The Partnership's income from net profits interests increased to $328,716 from $255,398 for the six months ended June 30, 2005 and 2004, respectively, an increase of 29%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 32%, or $11.32 per barrel, resulting in an increase of approximately $73,700 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the six months ended June 30, 2005 as compared to 62% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.79 per mcf, resulting in an increase of approximately $23,100 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $96,800.

Oil production decreased approximately 682 barrels or 9% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $24,200 in income from net profits interests.

Gas production decreased approximately 1,878 mcf or 6% during the same period, resulting in a decrease of approximately $9,300 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $33,500.

Lease operating costs and production taxes were 7% lower, or approximately $10,100 less during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $56,332 from $59,892 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 6%. The decrease is a result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,700 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $6,976 for the six months ended June 30, 2005 from $8,000 for the same period in 2004. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.61 applied to 11,390 BOE as compared to $.65 applied to 12,385 BOE for the same period in 2004.

Accretion expense decreased to $6,256 for the six months ended June 30, 2005 from $7,098 for the same period in 2004. This represents a decrease of 12%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $289,000 in the six months ended June 30, 2005 as compared to approximately $193,300 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $325,100 in the six months ended June 30, 2005 as compared to approximately $219,900 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $325,000 of which $292,500 ($29.90 per unit) was distributed to the limited partners and $32,500 to the general partners. Total distributions during the six months ended June 30, 2004 were $220,000 of which $198,000 ($20.24 per unit) was distributed to the limited partners and $22,000 to the general partners.

The source for the 2005 distributions of $325,000 was oil and gas operations of approximately $289,000, with the balance from available cash on hand at the beginning of the period. The source for the 2004 distributions of $220,000 were oil and gas operations of approximately $193,300, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,391,244 have been made to the general and limited partners. As of June 30, 2005, $7,607,052 or $777.66 per limited partner unit has been distributed to the limited partners, representing a 156% of contributed capital.

As of June 30, 2005, the Partnership had approximately $112,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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




Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

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


Date: August 12, 2005              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund IX-B, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005