Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2005-11-14
CIK 847384

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                              Balance Sheets

                                               Septembe  December
                                                r 30,       31,
                                                 2005      2004
                                                ------    ------
                                               (unaudit
                                                 ed)
Assets
---------

Current assets:
 Cash and cash equivalents   $  71,281    74,177
  Receivable  from  Managing    79,229    76,872
General Partner
 Other                          4,279     -
                                --------  --------
                                ----      ----
  Total current assets          154,789   151,049
                                --------  --------
                                ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting      3,000,24  3,000,24
                                7         7
       Less      accumulated
depreciation,
  depletion and amortization    2,671,40  2,661,44
                                3         8
                                --------  --------
                                ----      ----
  Net oil and gas properties    328,844   338,799
                                --------  --------
                                ----      ----
                             $  483,633   489,848
                                =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      - $  285       188
distribution payable
                                --------  --------
                                ----      ----
Asset retirement obligation     199,279   189,895
                                --------  --------
                                ----      ----
Partners' equity (deficit):
 General partners               (66,664)  (66,090)
 Limited partners               350,733   365,855
                                --------  --------
                                ----      ----
  Total partners' equity        284,069   299,765
                                --------  --------
                                ----      ----
                             $  483,633   489,848
                                =======   =======














                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                    September 30,       September 30,
                                    2005      2004      2005      2004
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits         $ 185,382   138,049   514,097   393,446
interests
Interest                          317       112       926       423
Other                             -         -         -         260
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  185,699   138,161   515,023   394,129
                                  --------  --------  --------  --------
                                  --        --        --        --
Expenses
------------
Depreciation, depletion and       2,979     3,362     9,955     11,362
amortization
Accretion of asset retirement     3,128     3,549     9,384     10,647
obligation
General and administrative        18,280    21,922    61,380    66,716
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  24,387    28,833    80,719    88,725
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income                      $ 161,312   109,328   434,304   305,404
                                  ======    ======    ======    ======

Net income allocated to:
 Managing General Partner       $ 14,786    10,142    39,984    28,509
                                  ======    ======    ======    ======
 General Partner                $ 1,643     1,127     4,442     3,168
                                  ======    ======    ======    ======
 Limited Partners               $ 144,883   98,059    389,878   273,727
                                  ======    ======    ======    ======
 Per limited partner unit       $  14.81
                                            10.02     39.86     27.98
                                  ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                     Nine Months Ended
                                       September 30,
                                       2005     2004
                                      -----    -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests                $ 507,461  368,039
 Cash paid to suppliers              (61,380  (66,716
                                     )        )
 Interest received                   926      423
 Other                               -        260
                                     -------  -------
                                     ---      ---
  Net cash provided by operating     447,007  302,006
activities
                                     -------  -------
                                     ---      ---
Cash flows used in financing
activities
 Distributions to partners           (450,00  (320,00
                                     0)       0)
 Increase distribution payable       97       28
                                     -------  -------
                                     ---      ---
  Net cash used in financing         (449,90  (319,97
activities                           3)       2)
                                     -------  -------
                                     ---      ---

  Net decrease in cash and cash      (2,896)  (17,966
equivalents                                   )

 Beginning of period                 74,177   72,454
                                     -------  -------
                                     ---      ---
 End of period                     $ 71,281   54,488
                                     ======   ======
Reconciliation of net income to
net cash
 provided by operating activities

Net income                         $ 434,304  305,404

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and         9,955    11,362
amortization
 Accretion of asset retirement       9,384    10,647
obligation
 Increase in receivables             (6,636)  (25,407
                                              )
                                     -------  -------
                                     ---      ---
Net cash provided by operating     $ 447,007  302,006
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        2,705     3,334     (19%)
Gas production in mcf            14,605    16,277    (10%)
Total BOE                        5,139     6,047     (15%)
Average price per barrel  of  $    60.73             46%
oil                                        41.50
Average price per mcf of gas  $     7.27             50%
                                           4.85
Income   from  net   profits  $  185,382   138,049   34%
interests
Partnership distributions     $  125,000   100,000   25%
Limited              partner  $  112,500   90,000    25%
distributions
Per  unit  distribution   to  $    11.50             25%
limited partners                           9.20
Number  of  limited  partner     9,782     9,782
units

Income from net profits

The Partnership's income from net profits interests increased to $185,382 from $138,049 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 34%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 46%, or $19.23 per barrel, resulting in an increase of approximately $52,000 in income from net profits interests. Oil sales represented 61% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 64% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 50%, or $2.42 per mcf, resulting in an increase of approximately $35,300 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $87,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 629 bbls or 19% during the same period, resulting in a decrease of approximately $26,100 in income from net profits interest.

Gas production decreased approximately 1,672 mcf or 10% during the same period, resulting in a decrease of approximately $8,100 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $34,200. The decrease in oil volumes is primarily a production decline on one oil property. The drop in gas volumes is from two gas wells.

Lease operating costs and production taxes were 7% higher, or approximately $5,800 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $24,387 from $28,833 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 15%. The decrease is the result of lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $3,600 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense decreased to $2,979 for the quarter ended September 30, 2005 from $3,362 for the same period in 2004. This represents a decrease of 11%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.58 applied to 5,139 BOE as compared to $.56 applied to 6,047 BOE for the same period in 2004.

Accretion expense decreased to $3,128 for the quarter ended September 30, 2005 from $3,549 for the same period in 2004. This represents a decrease of 12%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Nine-Month Periods Ended September 30, 2005 and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                Nine Months
                                   Ended        Percenta
                                                   ge
                               September 30,    Increase
                              2005      2004    (Decreas
                                                   e)
                             -----      -----   --------
                                                   --
Oil    production    in     9,213     10,524    (12%)
barrels
Gas production in mcf       43,897    47,447    (7%)
Total BOE                   16,529    18,432    (10%)
Average    price    per  $    50.85             36%
barrel of oil                         37.35
Average  price per  mcf  $     6.25             27%
of gas                                4.92
Income from net profits  $  514,097   393,446   31%
interests
Partnership              $  450,000   320,000   41%
distributions
Limited         partner  $  405,000   288,000   41%
distributions
Per  unit  distribution  $    41.40             41%
to limited partners                   29.44
Number    of    limited     9,782     9,782
partner units

Income from net profits

The Partnership's income from net profits interests increased to $514,097 from $393,446 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 31%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 36%, or $13.50 per barrel, resulting in an increase of approximately $124,400 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 63% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $1.33 per mcf, resulting in an increase of approximately $58,400 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $182,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,311 barrels or 12% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $49,000 in income from net profits interests.

    Gas production decreased approximately 3,550 mcf or 7% during the same period, resulting in a decrease of approximately $17,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $66,500. The decrease in oil volumes is primarily from production declines on two properties.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $4,300 less during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $80,719 from $88,725 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 9%. The decrease is the result of lower depletion expense, general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $5,300 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

2. Depletion expense decreased to $9,955 for the nine months ended September 30, 2005 from $11,362 for the same period in 2004. This represents a decrease of 12%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.60 applied to 16,529 BOE as compared to $.62 applied to 18,432 BOE for the same period in 2004.

3. Accretion expense decreased to $9,384 for the nine months ended September 30, 2005 from $10,647 for the same period in 2004. This represents a decrease of 12%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $447,000 in the nine months ended September 30, 2005 as compared to approximately $302,000 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $449,900 in the nine months ended September 30, 2005 as compared to approximately $320,000 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $450,000 of which $405,000 was distributed to the limited partners and $45,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $41.40. Total distributions during the nine months ended September 30, 2004 were $320,000 of which $288,000 was distributed to the limited partners and $32,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $29.44.

The source for the 2005 distributions of $450,000 was oil and gas operations of approximately $447,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $320,000 were oil and gas operations of approximately $302,000, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,516,244 have been made to the partners. As of September 30, 2005, $7,719,552 or $789.16 per limited partner unit has been distributed to the limited partners, representing a 158% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $154,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

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


Date: November 14, 2005            /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund IX-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005