Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2006-11-13
CIK 847384

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                              Balance Sheets

                                               Septembe  December
                                                r 30,       31,
                                                 2006      2005
                                                ------    ------
                                               (unaudit
                                                 ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $ 38,225    54,791
  Receivable  from  Managing    101,436   73,089
General Partner
 Other                          14,328    9,369
                                --------  --------
                                ----      ----
  Total current assets          153,989   137,249
                                --------  --------
                                ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting      3,043,77  3,044,29
                                0         2
       Less      accumulated
depreciation,
  depletion and amortization    2,687,40  2,674,68
                                4         3
                                --------  --------
                                ----      ----
  Net oil and gas properties    356,366   369,609
                                --------  --------
                                ----      ----
                              $ 510,355   506,858
                                =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $ -         113
distributions payable
                                --------  --------
                                ----      ----
Asset retirement obligation     262,669   247,286
                                --------  --------
                                ----      ----
Partners' equity (deficit):
 General partners               (69,261)  (68,797)
 Limited partners               316,947   328,256
                                --------  --------
                                ----      ----
  Total partners' equity        247,686   259,459
                                --------  --------
                                ----      ----
                              $ 510,355   506,858
                                =======   =======














                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Month Ended
                                    September 30,       September 30,
                                    2006      2005      2006      2005
                                   -----     -----     -----     -----
Revenues
-------------
Income from net profits         $ 195,669   185,382   524,236   514,097
interests
Interest                          609       317       1,602     926
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  196,278   185,699   525,838   515,023
                                  --------  --------  --------  --------
                                  --        --        --        --
Expenses
------------
Depreciation, depletion and       4,975     2,979     12,721    9,955
amortization
Accretion of asset retirement     5,463     3,128     15,905    9,384
obligation
General and administrative        22,154    18,280    71,819    61,380
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  32,592    24,387    100,445   80,719
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income                      $ 163,686   161,312   425,393   434,304
                                  ======    ======    ======    ======

Net income allocated to:
 Managing General Partner       $ 15,179    14,786    39,431    39,984
                                  ======    ======    ======    ======
 General Partner                $ 1,687     1,643     4,380     4,442
                                  ======    ======    ======    ======
 Limited Partners               $ 146,820   144,883   381,582   389,878
                                  ======    ======    ======    ======
 Per limited partner unit       $  15.01     14.81     39.01     39.86
                                  ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                     Nine Months Ended
                                       September 30,
                                       2006     2005
                                      -----    -----
Cash flows from operating
activities
 Cash received from income from
net
  profits interests                $ 490,930  507,461
 Cash paid to suppliers              (71,819  (61,380
                                     )        )
 Interest received                   1,602    926
                                     -------  -------
                                     ---      ---
  Net cash provided by operating     420,713  447,007
activities
                                     -------  -------
                                     ---      ---
Cash flows from financing
activities
 Distributions to partners           (437,16  (450,00
                                     6)       0)
 (Decrease) increase in              (113)    97
distributions payable
                                     -------  -------
                                     ---      ---
  Net cash used in financing         (437,27  (449,90
activities                           9)       3)
                                     -------  -------
                                     ---      ---

Net decrease in cash and cash        (16,566  (2,896)
equivalents                          )

 Beginning of period                 54,791   74,177
                                     -------  -------
                                     ---      ---
 End of period                     $ 38,225   71,281
                                     ======   ======
Reconciliation of net income to
net cash
 provided by operating activities

Net income                         $ 425,393  434,304

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and         12,721   9,955
amortization
 Accretion of asset retirement       15,905   9,384
obligation
 Increase in receivables             (33,306  (6,636)
                                     )
                                     -------  -------
                                     ---      ---
Net cash provided by operating     $ 420,713  447,007
activities
                                     ======   ======
Noncash  investing and  financing
activities:
 Decrease in oil and gas           $ (522)    -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund IX-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  247,286  189,895
Reduction   of  asset   retirement     (522)    -
obligations due to farmouts
Accretion expense                      15,905   9,384
                                       -------  -------
                                       -------  -----
End of period                       $  262,669  199,279
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profits interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            2,827     2,705
barrels
Gas production in mcf        10,688    14,605
Total (BOE)                  4,608     5,139
Average price per barrel  $    67.08
of oil                                 60.73
Average price per mcf of  $     7.53
gas                                    7.27
Partnership               $  150,000   125,000
distributions
Limited partner           $  135,000   112,500
distributions
Per unit distribution to  $    13.80
limited partners                       11.50
Number of limited            9,782     9,782
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $400, of which price variances accounted for a $20,700 increase and production variances accounted for a $21,100 decrease.

Production in 2006 (on a BOE basis) was 10% lower than 2005. We increased our oil production 5% in 2006 due primarily to improved production on one property. Our gas production was 27% lower in 2006 than 2005 due primarily to production decline on a gas well.

In 2006, our realized oil price was 10% higher than 2005, while our realized gas price was 4% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $16.56 per BOE in 2005 to $16.16 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 86% in 2006. Comparing 2006 to 2005, depletion expense increased $2,000, of which rate variances accounted for a $2,300 increase and production variances accounted for a $300 decrease.

Accretion expense increased 75% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 21% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            8,053     9,213
barrels
Gas production in mcf        34,981    43,897
Total (BOE)                  13,883    16,529
Average price per barrel  $    65.11
of oil                                 50.85
Average price per mcf of  $     6.88
gas                                    6.25
Partnership               $  437,166   450,000
distributions
Limited partner           $  392,891   405,000
distributions
Per unit distribution to  $    40.16
limited partners                       41.40
Number of limited            9,782     9,782
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $22,100, of which price variances accounted for a $136,800 increase and production variances accounted for a $114,700 decrease.

Production in 2006 (on a BOE basis) was 16% lower than 2005. Our oil production decreased 13% in 2006 due primarily to the production decline of one oil well. Our gas production was 20% lower in 2006 than 2005 due primarily to the production decline of one gas well.

In 2006, our realized oil price was 28% higher than 2005, while our realized gas price was 10% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $13.83 per BOE in 2005 to $17.33 per BOE in 2006. The increase in oil and gas production costs was due primarily to an upgrade of a tank battery.

Expenses
Depletion on a BOE basis increased 52% in 2006. Comparing 2006 to 2005, depletion expense increased $2,800, of which rate variances accounted for a $4,400 increase and production variances accounted for a $1,600 decrease.

Accretion expense increased 69% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 17% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $437,166, of which $392,891 was distributed to the limited partners and $44,275 to the general partners. Cumulative cash distributions of $9,103,410 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $8,247,443 or $843.12 per
limited partner unit has been distributed to the limited partners, representing 169% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

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


Date: November 13, 2006            /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund IX-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund IX-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006