Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2007-11-13
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$32,844	$38,812
Receivable from Managing General Partner	39,941	75,721
New Mexico income tax deposits	25,989	17,735
Total current assets	98,774	132,268

Oil and gas properties - using the full-
cost method of accounting	3,178,883	3,178,883
Less accumulated depreciation,
depletion and amortization	2,716,130	2,695,679
Net oil and gas properties	462,753	483,204

	$561,527	$615,472

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$402,016	$403,348

Partners' equity (deficit):
General partners	(75,545)	(71,989)
Limited partners	235,056	284,113
Total partners' equity	159,511	212,124

	$561,527	$615,472

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$74,536	$195,669	$321,866	$524,236
Interest	294	609	1,126	1,602
	74,830	196,278	322,992	525,838

Expenses

Depreciation, depletion and amortization	6,567	4,975	20,451	12,721
Accretion expense	8,841	5,463	27,197	15,905
General and administrative	24,834	22,154	66,273	71,819
	40,242	32,592	113,921	100,445

Net income	$34,588	$163,686	$209,071	$425,393

Net income allocated to:

Managing General Partner	$3,704	$15,179	$20,657	$39,431

General Partner	$411	$1,687	$2,295	$4,380

Limited partners	$30,473	$146,820	$186,119	$381,582

Per limited partner unit	$3.12	$15.01	$19.03	$39.01

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits
interests	$320,863	$490,930
Cash paid to suppliers	(66,273)	(71,819)
Interest received	1,126	1,602
Net cash provided by operating activities	255,716	420,713

Cash flows from financing activities:

Distributions to partners	(261,684)	(437,166)
Decrease in distributions payable	-	(113)
Net cash used in financing activities	(261,684)	(437,279)

Net decrease in cash and cash equivalents	(5,968)	(16,566)

Beginning of period	38,812	54,791

End of period	$32,844	$38,225

Reconciliation of net income to net cash
provided by operating activities:

Net income	$209,071	$425,393

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	20,451	12,721
Accretion expense	27,197	15,905
Settlement of asset retirement obligations
for plugged and abandoned wells	(28,529)	-
Decrease (increase) in receivables	27,526	(33,306)

Net cash provided by operating activities	$255,716	$420,713

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	-	(522)

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$403,348	$247,286
Reduction of asset retirement obligations	-	(522)
Settlement of obligations for plugged and abandoned wells	(28,529)	-
Accretion expense	27,197	15,905
End of period	$402,016	$262,669

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profits interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	2,350	2,827
Gas production in mcf	7,268	10,688
Total (BOE)	3,561	4,608
Average price per barrel of oil	$71.41	$67.08
Average price per mcf of gas	$5.99	$7.53
Partnership distributions	$50,000	$150,000
Limited partner distributions	$45,000	$135,000
Per unit distribution to limited partners	$4.60	$13.80
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $58,772, of which price variances accounted for a $1,019 decrease and production variances accounted for a $57,753 decrease.

Production in 2007 (on a BOE basis) was 23% lower than 2006.  Our oil production decreased 17% in 2007 due primarily to production decline on two properties.  Our gas production was 32% lower in 2007 than 2006 due primarily to a gas well that ceased production.

In 2007, our realized oil price was 6% higher than 2006, while our realized gas price was 20% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.16 per BOE in 2006 to $38.42 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to well repairs on an injection well.

Expenses
Depletion on a BOE basis increased 71% in 2007.  Comparing 2007 to 2006, depletion expense increased $1,592, of which rate variances accounted for a $2,722 increase and production variances accounted for a $1,130 decrease.

Accretion expense increased 62% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% higher in 2007 as compared to 2006.  The increase in G&A expenses is primarily due to an increase in engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	7,583	8,053
Gas production in mcf	24,130	34,981
Total (BOE)	11,605	13,883
Average price per barrel of oil	$62.32	$65.11
Average price per mcf of gas	$6.53	$6.88
Partnership distributions	$261,684	$437,166
Limited partner distributions	$235,176	$392,891
Per unit distribution to limited partners	$24.04	$40.16
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $134,715, of which price variances accounted for a $29,491 decrease and production variances accounted for a $105,224 decrease.

Production in 2007 (on a BOE basis) was 16% lower than 2006.  Our oil production decreased 6% in 2007 due primarily to the production decline on an oil well.  Our gas production was 31% lower in 2007 than 2006 due primarily to a gas well that ceased production.

In 2007, our realized oil price was 4% lower than 2006, while our realized gas price was 5% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $17.33 per BOE in 2006 to $26.57 per BOE in 2007.  The increase in oil and gas production costs was due primarily to well repairs on an injection well.

Expenses
Depletion on a BOE basis increased 92% in 2007.  Comparing 2007 to 2006, depletion expense increased $7,730, of which rate variances accounted for a $9,818 increase and production variances accounted for a $2,088 decrease.

Accretion expense increased 71% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 8% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $261,684, of which $235,176 was distributed to the limited partners and $26,508 to the general partners.  Cumulative cash distributions of $9,475,094 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $8,581,619 or $877.29 per limited partner unit has been distributed to the limited partners, representing 175% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007