Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2008-08-14
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$53,785	$50,934
Receivable from Managing General Partner	212,550	-
New Mexico income tax deposits	28,027	15,218
Total current assets	294,362	66,152

Oil and gas properties - using the full-
cost method of accounting	3,190,881	3,178,635
Less accumulated depreciation,
depletion and amortization	2,740,872	2,723,735
Net oil and gas properties	450,009	454,900

	$744,371	$521,052
Liabilities and Partners' Equity (Deficit)

Current liability – Accounts payable	$-	$6,060

Asset retirement obligation	412,075	389,539

Partners' equity (deficit):
General partners	(55,913)	(78,190)
Limited partners	388,209	203,643

Total partners' equity	332,296	125,453
	$744,371	$521,052

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$315,261	$131,912	$577,828	$247,329
Interest	133	408	263	832
	315,394	132,320	578,091	248,161

Expenses

Depreciation, depletion and amortization	8,195	7,127	17,137	13,884
Accretion expense	4,121	9,277	10,290	18,356
General and administrative	29,484	25,834	53,173	41,439
	41,800	42,238	80,600	73,679

Net income	$273,594	$90,082	$497,491	$174,482

Net income allocated to:

Managing General Partner	$25,361	$8,749	$46,317	$16,953

General Partner	$2,818	$972	$5,146	$1,884

Limited partners	$245,415	$80,361	$446,028	$155,645

Per limited partner unit	$25.09	$8.22	$45.60	$15.91

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits
interests	$352,469	$261,323
Cash paid to suppliers	(59,233)	(41,439)
Interest received	263	832
Net cash provided by operating activities	293,499	220,716

Cash flows used in financing activities:

Distributions to partners	(290,648)	(211,684)

Net increase in cash and cash equivalents	2,851	9,032

Beginning of period	50,934	38,812

End of period	$53,785	$47,844

Reconciliation of net income to net cash
provided by operating activities:

Net income	$497,491	$174,482

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	17,137	13,884
Accretion expense	10,290	18,356
(Increase) decrease in receivables	(225,359)	13,994
Decrease in payables	(6,060)	-

Net cash provided by operating activities	$293,499	$220,716

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$12,246	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$389,539	$403,348
Reduction of obligations due to farm-outs	(201)	-
Revision of estimates	12,392	-
Additional abandonment obligations from new wells	55	-
Accretion expense	10,290	18,356
End of period	$412,075	$421,704

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	3,129	2,856
Gas production in mcf	8,484	7,821
Total (BOE)	4,543	4,160
Average price per barrel of oil	$120.66	$60.62
Average price per mcf of gas	$10.82	$6.97
Partnership distributions	$200,648	$101,684
Limited partner distributions	$180,462	$91,176
Per unit distribution to limited partners	$18.45	$9.32
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $241,693, of which price variances accounted for a $220,519 increase and production variances accounted for a $21,174 increase.

Production in 2008 (on a BOE basis) was 9% higher than 2007.  Our oil production increased 10% and our gas production increased 8% in 2008 due primarily to increased production from a recompleted well.

In 2008, our realized oil price was 99% higher than 2007, while our realized gas price was 55% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.02 per BOE in 2007 to $33.92 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs on an oil well and a gas well.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Expenses
Depletion on a BOE basis increased 5% in 2008.  Comparing 2008 to 2007, depletion expense increased $1,068, of which rate variances accounted for a $411 increase and production variances accounted for a $657 increase.

Accretion expense decreased 56% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 14% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	6,106	5,233
Gas production in mcf	15,291	16,862
Total (BOE)	8,655	8,043
Average price per barrel of oil	$110.74	$58.23
Average price per mcf of gas	$10.36	$6.76
Partnership distributions	$290,648	$211,684
Limited partner distributions	$261,462	$190,176
Per unit distribution to limited partners	$26.73	$19.44
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $415,759, of which price variances accounted for a $375,546 increase and production variances accounted for a $40,213 increase.

Production in 2008 (on a BOE basis) was 8% higher than 2007.  Our oil production increased 17% in 2008 due primarily to improved production on an oil well and condensate production from a reactivated gas well .  Our gas production was 9% lower in 2008 than 2007.

In 2008, our realized oil price was 90% higher than 2007, while our realized gas price was 53% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.32 per BOE in 2007 to $29.66 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to repair costs on several wells.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices..

Expenses
Depletion on a BOE basis increased 15% in 2008.  Comparing 2008 to 2007, depletion expense increased $3,253, of which rate variances accounted for a $2,198 increase and production variances accounted for a $1,055 increase.

Accretion expense decreased 44% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 28% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $290,648, of which $261,462 was distributed to the limited partners and $29,186 to the general partners.  Cumulative cash distributions of $9,840,742 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $8,910,581 or $910.92 per limited partner unit has been distributed to the limited partners, representing 182% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008