Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2008-11-14
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$57,024	$50,934
Receivable from Managing General Partner	108,636	-
New Mexico income tax deposits	35,679	15,218
Total current assets	201,339	66,152

Oil and gas properties - using the full-
cost method of accounting	3,190,925	3,178,635
Less accumulated depreciation,
depletion and amortization	2,748,571	2,723,735
Net oil and gas properties	442,354	454,900

	$643,693	$521,052
Liabilities and Partners' Equity (Deficit)

Current liability – Accounts payable	$-	$6,060

Asset retirement obligation	421,399	389,539

Partners' equity (deficit):
General partners	(66,143)	(78,190)
Limited partners	288,437	203,643
Total partners' equity	222,294	125,453

	$643,693	$521,052

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$219,175	$74,536	$797,002	$321,866
Interest	186	294	450	1,126
	219,361	74,830	797,452	322,992

Expenses

Depreciation, depletion and amortization	7,699	6,567	24,836	20,451
Accretion expense	9,280	8,841	19,570	27,197
General and administrative	22,385	24,834	75,557	66,273
	39,364	40,242	119,963	113,921

Net income	$179,997	$34,588	$677,489	$209,071

Net income allocated to:

Managing General Partner	$16,893	$3,704	$63,210	$20,657

General Partner	$1,877	$411	$7,023	$2,295

Limited partners	$161,227	$30,473	$607,256	$186,119

Per limited partner unit	$16.48	$3.12	$62.08	$19.03

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits
interests	$667,905	$320,863
Cash paid to suppliers	(81,617)	(66,273)
Interest received	450	1,126
Net cash provided by operating activities	586,738	255,716

Cash flows used in financing activities:

Distributions to partners	(580,648)	(261,684)

Net increase (decrease) in cash and cash equivalents	6,090	(5,968)

Beginning of period	50,934	38,812

End of period	$57,024	$32,844

Reconciliation of net income to net cash
provided by operating activities:

Net income	$677,489	$209,071

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	24,836	20,451
Accretion expense	19,570	27,197
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(28,529)
(Increase) decrease in receivables	(129,097)	27,526
Decrease in payables	(6,060)	-

Net cash provided by operating activities	$586,738	$255,716

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$12,290	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$389,539	$403,348
Reduction of obligations due to farm-out	(201)	-
Settlement of obligations for plugged and abandoned wells	-	(28,529)
Additional abandonment obligations from new wells	99	-
Revisions of estimates	12,392	-
Accretion expense	19,570	27,197
End of period	$421,399	$402,016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences, which resulted in a deficit net profits interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	2,160	2,350
Gas production in mcf	9,098	7,268
Total (BOE)	3,676	3,561
Average price per barrel of oil	$113.67	$71.41
Average price per mcf of gas	$10.14	$5.99
Partnership distributions	$290,000	$50,000
Limited partner distributions	$261,000	$45,000
Per unit distribution to limited partners	$26.68	$4.60
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $126,413, of which price variances accounted for a $129,021 increase and production variances accounted for a $2,608 decrease.

Production in 2008 (on a BOE basis) was 3% higher than 2007.  Our oil production decreased 8% in 2008.  Our gas production was 25% higher in 2008 than 2007 due primarily to the production increase on one well.

In 2008, our realized oil price was 59% higher than 2007, while our realized gas price was 69% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis decreased from $38.42 per BOE in 2007 to $32.26 per BOE in 2008.  The higher oil and gas production costs in 2007 were due primarily to the repairs to an injection well.

Depletion on a BOE basis increased 14% in 2008.  Comparing 2008 to 2007, depletion expense increased $1,132, of which rate variances accounted for a $920 increase and production variances accounted for a $212 increase.

Accretion expense increased 5% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 10% lower in 2008 due primarily to lower engineering fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	8,266	7,583
Gas production in mcf	24,389	24,130
Total (BOE)	12,331	11,605
Average price per barrel of oil	$111.51	$62.32
Average price per mcf of gas	$10.28	$6.53
Partnership distributions	$580,648	$261,684
Limited partner distributions	$522,462	$235,176
Per unit distribution to limited partners	$53.41	$24.04
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $542,171, of which price variances accounted for a $497,915 increase and production variances accounted for a $44,256 increase.

Production in 2008 (on a BOE basis) was 6% higher than 2007.  Our oil production increased 9% in 2008 due primarily to the recompletion of an oil well.  Our gas production was 1% higher in 2008 than 2007.

In 2008, our realized oil price was 79% higher than 2007, while our realized gas price was 57% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $26.57 per BOE in 2007 to $30.44 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher production taxes resulting from higher commodity prices.  Also contributing to the increase was surface and subsurface repairs on an oil well.

Depletion on a BOE basis increased 14% in 2008.  Comparing 2008 to 2007, depletion expense increased $4,385, of which rate variances accounted for a $3,105 increase and production variances accounted for a $1,280 increase.

Accretion expense decreased 28% in 2008 due primarily to changes in estimates of asset retirement obligations.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $580,648, of which $522,462 was distributed to the limited partners and $58,186 to the general partners.  Cumulative cash distributions of $10,130,742 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $9,171,581 or $937.60 per limited partner unit has been distributed to the limited partners, representing 188% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008