Form 10-Q
period 2009-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2009-05-15
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes	☐ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Form 10-K Report for 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's 2008 Form 10-K Report.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$28,132	$45,290
Receivable from Managing General Partner	21,496	37,449
New Mexico income tax deposits	27,451	25,554
Total current assets	77,079	108,293

Oil and gas properties - using the full-
cost method of accounting	3,189,361	3,189,361
Less accumulated depreciation,
depletion and amortization	2,769,572	2,758,343
Net oil and gas properties	419,789	431,018

	$496,868	$539,311
Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$433,949	424,384

Partners' equity (deficit):
General partners	(79,981)	(75,903)
Limited partners	142,900	190,830

Total partners' equity	62,919	114,927

	$496,868	$539,311

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues

Income from net profits interests	$62,732	$262,567
Interest	25	130
	62,757	262,697

Expenses

Depreciation, depletion and amortization	11,229	8,942
Accretion of asset retirement obligations	9,565	6,169
General and administrative	28,971	23,689
	49,765	38,800

Net income	$12,992	$223,897

Net income allocated to:

Managing General Partner	$2,180	$20,956

General partner	$242	$2,328

Limited partners	$10,570	$200,613

Per limited partner unit	$1.08	$20.51

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Cash received from income from net profits
interests	$76,788	$121,490
Cash paid to suppliers	(28,971)	(29,749)
Interest received	25	130

Net cash provided by operating activities	47,842	91,871

Cash flows used in financing activities:

Distributions to partners	(65,000)	(90,000)

Net (decrease) increase in cash and cash equivalents	(17,158)	1,871

Beginning of period	45,290	50,934

End of period	$28,132	$52,805

Reconciliation of net income to net
cash provided by operating activities:

Net income	$12,992	$223,897

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	11,229	8,942
Accretion of asset retirement obligations	9,565	6,169
Decrease (increase) in receivables and deposits	14,056	(141,077)
Decrease in accounts payable	-	(6,060)

Net cash provided by operating activities	$47,842	$91,871

Noncash investing and financing activities:
Decrease in oil and gas properties -
SFAS No. 143	$-	$(201)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2009, and for the three months ended March 31, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in abandonment obligations for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$424,384	$389,539
Reduction of obligations due to farm-outs	-	(201)
Accretion expense	9,565	6,169
End of period	$433,949	$395,507

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2009, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2009	2008
Oil production in barrels	2,547	2,977
Gas production in mcf	6,552	6,807
Total (BOE)	3,639	4,112
Average price per barrel of oil	$39.05	$100.31
Average price per mcf of gas	$3.31	$9.78
Partnership distributions	$65,000	$90,000
Limited partner distributions	$58,500	$81,000
Per unit distribution to limited partners	$5.98	$8.28
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended March 31, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $244,052, of which price variances accounted for a $198,425 decrease and production variances accounted for a $45,627 decrease.

Production in 2009 (on a BOE basis) was 12% lower than 2008.  Our oil production decreased 14% in 2009 due primarily to production declines on two oil wells.  Our gas production was 4% lower in 2009 than 2008.

In 2009, our realized oil price was 61% lower than 2008, while our realized gas price was 66% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $24.96 per BOE in 2008 to $16.05 per BOE in 2009.  The higher oil and gas production costs in 2008 was due primarily to surface and subsurface repairs for a gas well in 2008 and the cost to plug and abandon an oil well in 2008 that exceeded the asset retirement obligation for the well.

Expenses
Depletion on a BOE basis increased 42% in 2009.  Comparing 2009 to 2008, depletion expense increased $2,287, of which rate variances accounted for a $3,315 increase and production variances accounted for a $1,028 decrease.

Accretion expense increased 55% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 22% higher in 2009 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2009 were $65,000, of which $58,500 was distributed to the limited partners and $6,500 to the general partners.  Cumulative cash distributions of $10,315,742 have been made to the general and limited partners as of March 31, 2009.  As of March 31, 2009, $9,338,081 or $954.62 per limited partner unit has been distributed to the limited partners, representing 191% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 27, 2009 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 15, 2009