Form 10-Q
period 2009-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2009-11-16
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$37,991	$45,290
Receivable from Managing General Partner	12,376	37,449
New Mexico income tax deposits	30,199	25,554
Total current assets	80,566	108,293

Oil and gas properties - using the full-
cost method of accounting	3,189,866	3,189,361
Less accumulated depreciation,
depletion and amortization	2,788,193	2,758,343
Net oil and gas properties	401,673	431,018

	$482,239	$539,311
Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$495,548	$424,384

Partners' equity (deficit):
General partners	(86,038)	(75,903)
Limited partners	72,729	190,830

Total partners' (deficit) equity	(13,309)	114,927

	$482,239	$539,311

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Income from net profits interests	$68,181	$219,175	$203,815	$797,002
Interest	20	186	64	450
	68,201	219,361	203,879	797,452

Expenses

Depreciation, depletion and amortization	8,837	7,699	29,850	24,836
Accretion expense	10,584	9,280	29,897	19,570
General and administrative	25,106	22,385	77,504	75,557
	44,527	39,364	137,251	119,963

Net income	$23,674	$179,997	$66,628	$677,489

Net income allocated to:

Managing General Partner	$2,926	$16,893	$8,683	$63,210

General Partner	$325	$1,877	$965	$7,023

Limited partners	$20,423	$161,227	$56,980	$607,256

Per limited partner unit	$2.09	$16.48	$5.83	$62.08

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Cash received from income from net profits
interests	$224,243	$667,905
Cash paid to suppliers	(77,504)	(81,617)
Interest received	64	450
Net cash provided by operating activities	146,803	586,738

Cash flows provided by investing activities:

Proceeds from oil and gas properties	40,762	-

Cash flows used in financing activities:

Distributions to partners	(194,864)	(580,648)

Net (decrease) increase in cash and cash equivalents	(7,299)	6,090

Beginning of period	45,290	50,934

End of period	$37,991	$57,024

Reconciliation of net income to net cash
provided by operating activities:

Net income	$66,628	$677,489

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	29,850	24,836
Accretion expense	29,897	19,570
Decrease (increase) in receivables	20,428	(129,097)
Decrease in payables	-	(6,060)

Net cash provided by operating activities	$146,803	$586,738

Noncash investing and financing activities:

Increase in oil and gas
properties – Asset retirement obligations	$41,267	$12,290

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Southwest Royalties Institutional Income Fund IX-B, L.P.

Notes to Financial Statements

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$424,384	$389,539
Reduction of obligations due to farm-out	(468)	(201)
Additional abandonment obligations from new wells	-	99
Revisions of estimates	41,735	12,392
Accretion expense	29,897	19,570
End of period	$495,548	$421,399

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2009, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	1,963	2,160
Gas production in mcf	8,222	9,098
Total (BOE)	3,333	3,676
Average price per barrel of oil	$64.11	$113.67
Average price per mcf of gas	$4.30	$10.14
Partnership distributions	$55,000	$290,000
Limited partner distributions	$49,500	$261,000
Per unit distribution to limited partners	$5.06	$26.68
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $176,548, of which price variances accounted for a $145,273 decrease and production variances accounted for a $31,275 decrease.

Production in 2009 (on a BOE basis) was 9% lower than 2008.  Our oil production decreased 9% in 2009.  Our gas production was 10% lower in 2009 than 2008 due primarily to the production decline on one property.

In 2009, our realized oil price was 44% lower than 2008, while our realized gas price was 58% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $32.26 per BOE in 2008 to $27.91 per BOE in 2009.  The lower oil and gas production costs in 2009 were due primarily to subsurface repairs on an oil well in 2008.

Expenses
Depletion on a BOE basis increased 27% in 2009.  Comparing 2009 to 2008, depletion expense increased $1,138, of which rate variances accounted for a $1,856 increase and production variances accounted for a $718 decrease.

Accretion expense increased 14% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2009 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	6,694	8,266
Gas production in mcf	23,373	24,389
Total (BOE)	10,590	12,331
Average price per barrel of oil	$51.64	$111.51
Average price per mcf of gas	$3.77	$10.28
Partnership distributions	$194,864	$580,648
Limited partner distributions	$175,081	$522,462
Per unit distribution to limited partners	$17.90	$53.41
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine month period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $738,544, of which price variances accounted for a $552,815 decrease and production variances accounted for a $185,729 decrease.

Production in 2009 (on a BOE basis) was 14% lower than 2008.  Our oil production decreased 19% in 2009 due primarily to production declines on two oil wells.  Our gas production was 4% lower in 2009 than 2008.

In 2009, our realized oil price was 54% lower than 2008, while our realized gas price was 63% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $30.44 per BOE in 2008 to $21.72 per BOE in 2009.  The decrease in oil and gas production costs in 2009 was due primarily to surface and subsurface repairs to an oil well in 2008 and subsurface repairs to a gas well in 2008.

Expenses
Depletion on a BOE basis increased 40% in 2009.  Comparing 2009 to 2008, depletion expense increased $5,014, of which rate variances accounted for a $8,521 increase and production variances accounted for a $3,507 decrease.

Accretion expense increased 53% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 3% higher in 2009 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2009 were $194,864, of which $175,081 was distributed to the limited partners and $19,783 to the general partners.  Cumulative cash distributions of $10,445,606 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $9,454,662 or $966.54 per limited partner unit has been distributed to the limited partners, representing 193% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009