Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2010-08-13
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$79,016	$48,021
Receivable from Managing General Partner	47,222	57,756
New Mexico income tax deposits	18,222	12,288
Total current assets	144,460	118,065

Oil and gas properties - using the full-
cost method of accounting	3,165,912	3,189,866
Less accumulated depreciation,
depletion and amortization	2,822,167	2,802,493
Net oil and gas properties	343,745	387,373

	$488,205	$505,438
Liabilities and Partners' (Deficit) Equity

Asset retirement obligation	$494,235	$506,510

Partners' (deficit) equity:
General partners	(82,041)	(83,385)
Limited partners	76,011	82,313

Total partners' deficit	(6,030)	(1,072)

	$488,205	$505,438

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$99,547	$72,901	$213,046	$135,633
Interest	44	19	74	43
	99,591	72,920	213,120	135,676

Expenses

Depreciation, depletion and amortization	9,365	9,784	19,674	21,013
Accretion expense	7,399	9,748	14,674	19,313
General and administrative	24,731	23,427	53,009	52,398
	41,495	42,959	87,357	92,724

Net income	$58,096	$29,961	$125,763	$42,952

Net income allocated to:

Managing General Partner	$6,071	$3,577	$13,090	$5,757

General Partner	$675	$397	$1,454	$640

Limited partners	$51,350	$25,987	$111,219	$36,555

Per limited partner unit	$5.25	$2.66	$11.37	$3.74

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits
interests	$214,651	$135,212
Cash paid to suppliers	(53,009)	(52,398)
Interest received	74	43
Net cash provided by operating activities	161,716	82,857

Cash flows provided by investing activities:

Proceeds of oil and gas properties	-	40,320

Cash flows used in financing activities:

Distributions to partners	(130,721)	(139,864)

Net increase (decrease) in cash and cash equivalents	30,995	(16,687)

Beginning of period	48,021	45,290

End of period	$79,016	$28,603

Reconciliation of net income to net cash
provided by operating activities:

Net income	$125,763	$42,952

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	19,674	21,013
Accretion expense	14,674	19,313
Settlement of asset retirement obligations
for plugged and abandoned wells	(2,995)	-
Decrease (increase) in receivables	4,600	(421)

Net cash provided by operating activities	$161,716	$82,857

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
Asset retirement obligation	$(23,954)	$41,267

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Royalties Institutional Income Fund IX-B, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$506,510	$424,384
Reduction of obligations due to asset sales and farm-outs	-	(468)
Revision of estimates	(23,954)	41,735
Reduction of obligations due to well plugged and abandoned	(2,995)	-
Accretion expense	14,674	19,313
End of period	$494,235	$484,964

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,177	2,184
Gas production in mcf	6,112	8,599
Total (BOE)	3,196	3,617
Average price per barrel of oil	$73.37	$55.12
Average price per mcf of gas	$5.03	$3.61
Partnership distributions	$75,721	$74,864
Limited partner distributions	$68,021	$67,081
Per unit distribution to limited partners	$6.95	$6.86
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $39,015 of which price variances accounted for a $48,378 increase and production variances accounted for a $9,363 decrease.

Production in 2010 (on a BOE basis) was 12% lower than 2009.  Our oil production decreased less than 1% in 2010 than 2009. Our gas production decreased 29% in 2010 due primarily to production decline in two fields.

In 2010, our realized oil price was 33% higher than 2009, while our realized gas price was 39% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $21.71 per BOE in 2009 to $28.44 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an oil well.

Expenses
Depletion on a BOE basis increased 8% in 2010.  Comparing 2010 to 2009, depletion expense decreased $419, of which rate variances accounted for a $721 increase and production variances accounted for a $1,140 decrease.

Accretion expense decreased 24% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 6% higher in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	4,073	4,731
Gas production in mcf	13,422	15,151
Total (BOE)	6,310	7,256
Average price per barrel of oil	$76.65	$46.47
Average price per mcf of gas	$5.87	$3.48
Partnership distributions	$130,721	$139,864
Limited partner distributions	$117,521	$125,581
Per unit distribution to limited partners	$12.01	$12.84
Number of limited partner units	9,782	9,782

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $118,471, of which price variances accounted for a $155,063 increase and production variances accounted for a $36,592 decrease.

Production in 2010 (on a BOE basis) was 13% lower than 2009.  Our oil production decreased 14% in 2010 due primarily to the production decline on an oil well.  Our gas production was 11% lower in 2010 due primarily to the production decline on a well.

In 2010, our realized oil price was 65% higher than 2009, while our realized gas price was 69% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $18.87 per BOE in 2009 to $28.21 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to repairs on a property.

Expenses
Depletion on a BOE basis increased 8% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,339, of which rate variances accounted for a $1,401 increase and production variances accounted for a $2,740 decrease.

Accretion expense decreased 24% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $130,721, of which $117,521 was distributed to the limited partners and $13,200 to the general partners.  Cumulative cash distributions of $10,611,327 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $9,603,683 or $981.77 per limited partner unit has been distributed to the limited partners, representing 196% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June  30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010