Form 10-Q
period 2011-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND IX-B LP
filed 2011-11-14
CIK 847384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this filing.  All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

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

PART I. - FINANCIAL INFORMATION

Item 1.                    Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the “Partnership”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund IX-B, L.P.

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$192,920	$100,967
Receivable from Managing General Partner	68,797	48,227
New Mexico income tax deposits	20,134	14,784
Total current assets	281,851	163,978

Oil and gas properties - using the full- cost method of accounting	3,165,912	3,165,912
Less accumulated depreciation, depletion and amortization	2,856,214	2,839,483
Net oil and gas properties	309,698	326,429

	$591,549	$490,407
Liabilities and Partners’ Equity (Deficit)

Asset retirement obligation	$493,289	$477,665

Partners’ equity (deficit):
General partners	(67,980)	(78,432)
Limited partners	166,240	91,174

Total partners’ equity	98,260	12,742

	$591,549	$490,407

The accompanying notes are an integral

part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues

Income from net profits interests	$121,243	$113,516	$384,088	$326,562
Interest	107	53	237	126
	121,350	113,569	384,325	326,688

Expenses

Depreciation, depletion and amortization	4,637	9,565	16,731	29,239
Accretion expense	7,650	7,238	22,532	21,912
General and administrative	30,471	22,441	89,174	75,450
	42,758	39,244	128,437	126,601

Net income	$78,592	$74,325	$255,888	$200,087

Net income allocated to:

Managing General Partner	$7,491	$7,550	$24,536	$20,640

General Partner	$832	$839	$2,726	$2,293

Limited partners	$70,269	$65,936	$228,626	$177,154

Per limited partner unit	$7.18	$6.74	$23.37	$18.11

The accompanying notes are an integral

part of these financial statements.

Southwest Royalties Institutional Income Fund IX-B, L.P.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:

Cash received from income from net profits interests	$351,260	$323,824
Cash paid to suppliers	(89,174)	(75,450)
Interest received	237	126
Net cash provided by operating activities	262,323	248,500

Cash flows used in financing activities:

Distributions to partners	(170,370)	(205,721)

Net increase in cash and cash equivalents	91,953	42,779

Beginning of period	100,967	48,021

End of period	$192,920	$90,800

Reconciliation of net income to net cash provided by operating activities:

Net income	$255,888	$200,087

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	16,731	29,239
Accretion expense	22,532	21,912
Settlement of asset retirement obligation for plugged and abandoned wells	(6,908)	(34,189)
(Increase) decrease in receivables	(25,920)	31,451

Net cash provided by operating activities	$262,323	$248,500

Noncash investing and financing activities:

Decrease in oil and gas properties — Asset retirement obligations	$—	$(23,954)

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

2.                                      Summary of Significant Accounting Policies

The interim financial information as of September 30, 2011, and for the three and nine months ended September 30, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Southwest Royalties Institutional Income Fund IX-B, L.P.

Notes to Financial Statements

3.             Abandonment Obligations

The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”.  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Our asset retirement obligation is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

Changes in abandonment obligations for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$477,665	$506,510
Reduction of obligations for plugged and abandoned wells	(6,908)	(34,189)
Revisions of estimates	—	(23,954)
Accretion expense	22,532	21,912
End of period	$493,289	$470,279

4.             Subsequent Events

The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2011 and has determined that no events or transactions have occurred, other than the one shown below, that would require recognition in the financial statements or disclosures in these notes to the financial statements.

On October 28, 2011, the Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southwest Royalties, Inc., (“SWR”), pursuant to which the Partnership will be merged with and into SWR (the “Merger”) with SWR surviving the Merger.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time), each unit representing a limited partnership interest in the Partnership (“Unit”) outstanding immediately prior to the Effective Time, other than Units held by SWR, will be converted into the right to receive cash in an amount equal to $125.31 less the sum of the per Unit cash distributions made after September 30, 2011, if any. SWR will not receive any cash payment for its Units; however, as a result of the Merger, SWR will acquire 100% of the assets and liabilities of the Partnership.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership’s net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2011, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2011	2010
Oil production in barrels	1,586	2,021
Gas production in mcf	8,214	8,679
Total (BOE)	2,955	3,468
Average price per barrel of oil	$86.52	$72.60
Average price per mcf of gas	$6.61	$5.11
Partnership distributions	$70,000	$75,000
Limited partner distributions	$63,000	$67,500
Per unit distribution to limited partners	$6.44	$6.90
Number of limited partner units	9,782	9,782

Operating Results

The following discussion compares our results for the quarters ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $426, of which price variances accounted for a $34,386 increase and production variances accounted for a $33,960 decrease.

Production in 2011 (on a BOE basis) was 15% lower than 2010.  Our oil production decreased 22% in 2011 due primarily to production declines on three properties.  Our gas production was 5% lower in 2011 than 2010.

In 2011, our realized oil price was 19% higher than 2010, while our realized gas price was 29% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $22.37 per BOE in 2010 to $23.78 per BOE in 2011.

Expenses

Depletion on a BOE basis decreased 43% in 2011.  Comparing 2011 to 2010, depletion expense decreased $4,928, of which rate variances accounted for a $3,514 decrease and production variances accounted for a $1,414 decrease.  Higher oil prices contributed to a significant increase in oil reserves in three fields.

Accretion expense increased 6% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 36% higher in 2011 due primarily to increases in professional fees.

Supplemental Information

The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2011	2010
Oil production in barrels	5,211	6,094
Gas production in mcf	22,559	22,101
Total (BOE)	8,971	9,778
Average price per barrel of oil	$94.47	$75.31
Average price per mcf of gas	$6.58	$5.57
Partnership distributions	$170,370	$205,721
Limited partner distributions	$153,560	$185,021
Per unit distribution to limited partners	$15.70	$18.91
Number of limited partner units	9,782	9,782

Operating Results

The following discussion compares our results for the nine months ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective nine month period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $58,662, of which price variances accounted for a $122,607 increase and production variances accounted for a $63,945 decrease.

Production in 2011 (on a BOE basis) was 8% lower than 2010.  Our oil production was 14% lower in 2011 than 2010 due primarily to production decline on one property.  Our gas production was 2% higher in 2011 than 2010.

In 2011, our realized oil price was 25% higher than 2010, while our realized gas price was 18% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $26.14 per BOE in 2010 to $28.61 per BOE in 2011.

Expenses

Depletion on a BOE basis decreased 38% in 2011.  Comparing 2011 to 2010, depletion expense decreased $12,508, of which rate variances accounted for a $10,096 decrease and production variances accounted for a $2,412 decrease.  Higher oil prices contributed to a significant increase in oil reserves in three fields.

Accretion expense increased 3% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 18% higher in 2011 due primarily to increases in professional fees.

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

Liquidity and Capital Resources

Partnership distributions during the nine months ended September 30, 2011 were $170,370, of which $153,560 was distributed to the limited partners and $16,810 to the general partners.  Cumulative cash distributions of $10,906,697 have been made to the general and limited partners as of September 30, 2011.  As of September 30, 2011, $9,869,743 or $1,008.97 per limited partner unit has been distributed to the limited partners, representing 202% of contributed capital.

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

Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    (Removed and Reserved)

None

Item 5.                    Other Information

None

Item 6.                    Exhibits

(a)           Exhibits:

2.1

Agreement and Plan of Merger dated October 28, 2011 by and between Southwest Royalties, Inc. and Southwest Royalties Institutional Income Fund IX-B, L.P., filed as Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on November 2, 2011.

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

Southwest Royalties Institutional Income Fund
IX-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	November 14, 2011